Form 10QSB/A
period 2007-04-30
Revo Ventures Inc.
filed 2007-08-27
CIK 1371534

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [ x ]   No  [   ]

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Exchange Act).     Yes [  x ]  No [    ]

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

August 27, 2007	/s/ "Jianbin Chen"
Mr. Jianbin Chen, President