Form 10KSB
period 2007-07-31
Revo Ventures Inc.
filed 2007-10-26
CIK 1371534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2007

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333-136981

Revo Ventures Inc.

----------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or organization)	(IRS Employer Number)

Post Office 020, Lu Yuan District

Chang Chun, Ji Lin

Chang Chun, China, 130062

----------------------------------------------------------

(Address of principal executive office)

139-4303-4459

----------------------------------

(Issuer's telephone number)

N/A

-----------------

(Former name, former address and former fiscal year, if changed since last report)

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	Yes [ x ]	No [ ]
Check if there is no disclosure of delinquent filers in response to Item 405 Regulation S-B is not containing in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendments to this Form 10-KSB	[ ]
Indicate by check mark whether the company is a shell company (as defined in Rule12b-2 of the Exchange Act)	Yes [ x ]	No [ ]

State issuer's revenues for its most recent fiscal year - $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference as of July 31, 2007 is $21,000.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of July 31, 2007, there are 7,100,000 common shares outstanding.

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No[ x ]

REVO VENTURES INC.

FORM 10-KSB

For the Fiscal Year ended July 31, 2007

Table of Contents

Part I

        Item 1.        Description of Business

        Item 2.        Description of Property

        Item 3.        Legal Proceedings

        Item 4.        Submission of Matters to a vote of Security Holders

Part II

        Item 5.        Market for Common Equity and Related Stockholder Matters

        Item 6.        Management's Discussion and Analysis or Plan of Operation

        Item 7.        Financial Statements

        Item 8.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Item 8A.     Controls and Procedures

        Item 8B.     Other Information

Part III

        Item 9.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        Item 10.      Executive Compensation

        Item 11.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 12.      Certain Relationships and Related Transactions

        Item 13.      Exhibits

        Item 14.      Principal Accountants Fees and Services

        Signatures

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-KSB, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF REVO VENTURES  INC., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

Revo Ventures Inc. was incorporated in the state of Nevada on April 17, 2006. We intend to commence operations as a software developer which will create  parental filter software for restricting computer and Internet access on a personal computer. The initial region we plan to market our website to is the Chinese domestic market. We currently have signed a contract with a Chinese web developer to create and develop our company's web front. We expect that our website will complete the beta phase of development by the end of December 2007. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We plan to raise initial seed financing through the sale of our common shares as described in this offering. The initial seed financing will be put towards developing the company's website, designing and writing the software, and paying for costs related to registering the Company's common stock for public sale. We anticipate that in order for us to begin commercialization and retail sale of our software, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Item 2:    Description of Property

The Company's headquarters and executive offices are located at Post Office 020, Lu Yuan District, Chang Chun, Jin Lin, China, 130062. Our telephone number is 139-4303-4459.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Revo Ventures Inc., or against any of our officers or directors as a result of their involvement with the Company.

As of July 31, 2007, the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2007.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "REVO". Our common stock has been listed on the OTC Bulletin Board since September 2007. There is currently no active trading in our common stock and there has been no active trading since our common stock has been listed on the OTC Bulletin Board.

As of July 31, 2007, there were approximately 32 stockholders of record of the Company's Common Stock.

The Company has not paid any cash dividends to date, and it has no intention of paying any cash dividends on its common stock in the foreseeable future. The declaration and payment of dividends is subject to the discretion of its Board of Directors. The timing, amount and form of dividends, if any, will depend on, among other things, results of operations, financial condition, cash requirements and other factors deemed relevant by the Board of Directors.

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Revo Ventures Inc. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Overview

Revo Ventures Inc. was incorporated in the state of Nevada on April 17, 2006. We intend to commence operations as a software developer which will create  parental filter software for restricting computer and Internet access on a personal computer. The initial region we plan to market our website to is the Chinese domestic market. We currently have signed a contract with a Chinese web developer to create and develop our company's web front. We expect that our website will complete the beta phase of development by the end of December 2007. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We plan to raise initial seed financing through the sale of our common shares as described in this offering. The initial seed financing will be put towards developing the company's website, designing and writing the software, and paying for costs related to registering the Company's common stock for public sale. We anticipate that in order for us to begin commercialization and retail sale of our software, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended July 31, 2007 and no revenues have been earned by the Company since it's inception. We do not expect to be generating revenues until the 2nd phase of the Company's website is complete and commercialization of the Company's product and services can begin.

General & Administrative Expenses

General and administrative expenses totaled $27,227 for the fiscal year ended July 31, 2007. This is compared to general and administrative expenses totaling $2,825 for the period from inception, April 17, 2006 to July 31, 2006. This increase in general and administrative expenses is largely attributed to an increase in fees paid for professional services related to registering the Company for publicly trading. The professional fees incurred are expected to be one-time fees and management does not expect them to be recurring in the future.

We experienced a net loss of $27,227 for the fiscal year ended July 31, 2006 compared to a net loss of $2,825 for the period from inception, April 17, 2006 to July 31, 2006.

Liquidity and Capital Resources

As of July 31, 2007, the Company had cash of $5,078. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

We believe that we will require additional funding to expand our business and ensure its future profitability. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any agreements in place for any future equity financing. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director.

Item 7:    Financial Statements

The financial statements required to be filed pursuant to this Item 7 begin on page F-1 of this report.

Item 8:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by McElravy, Kinchen & Associates, P.C. for the fiscal year ended July 31, 2007 and Gordon K.W. Gee Ltd., Chartered Accoutant for the  period from inception April 17, 2006 to July 31, 2006. There have been no changes in or disagreements with either McElravy, Kinchen & Associates, P.C. or Gordon K.W. Gee Ltd., Chartered Accountant, on accounting and financial disclosure matters at any time.

Item 8A: Controls and Procedures

Our Chief Executive Officer, President, and Chief Financial Officer (the "Certifying Officers") are responsible for establishing and maintaining disclosure controls and procedures for the Company. The Certifying Officers have designed such disclosure controls and procedures to ensure that material information is made known to them, particularly during the period in which this report was prepared. The Certifying Officers have evaluated the effectiveness of the Company's disclosure controls and procedures within 90 days of the date of this report and believe that the Company's disclosure controls and procedures are effective based on the required evaluation. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B: Other Information

None

Item 9:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Jianbin Chen	34	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Jianbin Chen has been our president, principal executive officer, principal financial officer, principal accounting officer, treasurer and a director since our inception on April 17, 2006. In 1996,  Mr. Chen graduated from Qing Dao University in Qing Dao, Shan Dong with a bachelor's degree in computer science focusing on software programming. From 1998 to 2002, Mr. Chen was a software programmer/developer at Tian Wei Software in Da Lian, Liao Ning. Mr. Chen's focus at Tian Wei Software was in writing educational software programs and tools for young children and university students. From 2003 to the present date, Mr. Chen has been working as an independent consultant assisting small businesses and corporations in China design and write customized software solutions for businesses.

Audit Committee Financial Expert

We do not have an audit committee financial expert. We do not have an audit committee financial expert because we believe the cost related to retaining a financial expert at this time is prohibitive. Further, because we are only beginning our commercial operations, at the present time, we believe the services of a financial expert are not warranted.

Conflicts of Interest

The only conflict that we foresee is that our officers and directors devote time to projects that do not involve us.

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2007, Form 3 reports were not timely filed by Jianbin Chen, the Company's President.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 10:    Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the four most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Jianbin Chen	2007	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2006	0	0	0	0	0	0	0

[1]     All compensation received by the officers and directors has been disclosed.

Option/SAR Grants

There are no stock option, retirement, pension, or profit sharing plans for the benefit of our officers and directors.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans. 9

Compensation of Directors

We do not have any plans to pay our directors any money.

Indemnification

Under our Articles of Incorporation and Bylaws of the corporation, we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Regarding indemnification for liabilities arising under the Securities Act of 1933, which may be permitted to directors or officers under Nevada law, we are informed that, in the opinion of the Securities and Exchange Commission, indemnification is against public policy, as expressed in the Act and is, therefore, unenforceable.

Item 11: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at Post Office 020, Lu Yuan District, Chang Chun, Jin Lin, China, 130062.

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Jianbin Chen	5,000,000	President, Principal Executive Officer, Principal , Principal Accounting Officer, Treasurer, Secretary, and Director	70.4%
All officers and directors as a Group (1 person)			70.4%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 5,000,000 shares of common stock to Jianbin Chen, our president and a member of the board of directors in July 2006, in consideration of $5,000.

Item 13: Exhibits

Exhibit No.                              Description

3.1*                                         Articles of Incorporation of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on August 30, 2007

3.2*                                         Bylaws of the Company (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on August 30, 2007)

10.1*                                       Website Design Contract (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on August 30, 2007)

14                                            Code of Ethics

31                                            Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32                                           Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14: Principal Accountant Fees and Services

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-QSBs or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2007 - $8,800          McElravy, Kinchen & Associates, P.C. & Gordon K.W. Gee Ltd. Chartered Accountant

2006 - $2,500         Gordon K.W. Gee Ltd, Chartered Accountant.

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2006 - $0                      McElravy, Kinchen & Associates, P.C. & Gordon K.W. Gee Ltd. Chartered Accountant

2005 - $0                     Gordon K.W. Gee Ltd, Chartered Accountant.

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2006 - $0                      McElravy, Kinchen & Associates, P.C. & Gordon K.W. Gee Ltd. Chartered Accountant

2005 - $0                     Gordon K.W. Gee Ltd, Chartered Accountant.

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - $0                     McElravy, Kinchen & Associates, P.C. & Gordon K.W. Gee Ltd. Chartered Accountant

2005 - $0                     Gordon K.W. Gee Ltd, Chartered Accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of October, 2007

Revo Ventures Inc.

(Registrant)

By: /s/ Jianbin Chen

Jianbin Chen

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Jianbin Chen	President, CEO, Secretary, Treasurer and Director	October 26, 2007
Jianbin Chen

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

Balance Sheets for the fiscal year ended July 31, 2007 and period ended July 31, 2006                                                                               F-2

Statements of Operations for the fiscal year ended July 31, 2007 and period ended July 31, 2006                                                                F-3

Statements of Cash Flows for the fiscal year ended July 31, 2007  and period ended July 31, 2006                                                              F-4

Statements of Shareholder's Equity (Deficit)                                                                                                                                                 F-5

Notes to Financial Statements                                                                                                                                                                     F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

REVO VENTURES INC.

(A Development Stage Company)

Chang Chun, China

We have audited the accompanying balance sheet of Revo Ventures, Inc. as of July 31, 2007 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended and for the period from April 17, 2006 (inception) through July 31, 2007. The financial statements for the period April 17, 2006 (inception) through July 31, 2006, were audited by other auditors whose reports expressed unqualified opinions on those statements. The financial statements for the period April 17, 2006 (inception) through July 31, 2006, include total revenues and net loss of $0 and $2,825, respectively. Our opinion on the statements of operations, stockholders' equity (deficit) and cash flows for the period April 17, 2006 (inception) through July 31, 2006, insofar as it relates to amounts for prior periods through July 31, 2006, is based solely on the reports of other auditors. These financial statements are the responsibility of Revo's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting.

principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Revo as of July 31, 2007 and the results of its operations and cash flows for the periods described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Revo will continue as a going concern. As discussed in Note 2 to the financial statements, Revo has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ McElravy, Kinchen & Associates, PC

www.McElravy.com

Houston, Texas

October 19, 2007

Gordon K.W. Gee Ltd.

An Incorporated Professional

Chartered Accountant

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Revo Ventures Inc.:

I have audited the accompanying statement of financial position of Revo Ventures Inc. as of 31 July 2006 and the related statements of operations and deficit, cash flow and changes in shareholder's equity and comprehensive income for the period then ended. These financial statements are the responsibility of the company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I have conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that i plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a text basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, these financial statements present fairly, in all material respects, the financial position of  Revo Ventures Inc. as at 31 July 2006 and the results of the operations and cash flow of the company for the period then ended, in conformity with generally accepted accounting principles accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management's plan in regard to these matters are also described in Note 1. the financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ "Gordon K.W. Gee"

Chartered Accountant

14 August 2006

Revo Ventures Inc.

(A Development Stage Company)

Balance Sheets

As of July 31, 2007 and  2006

	July 31, 2007	July 31, 2006
ASSETS
Current Assets

Cash and cash equivalents	$ 5,078	$ 5,000
TOTAL CURRENT ASSETS	5,078	5,000

TOTAL ASSETS	$ 5,078	$ 5,000
	========	========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 8,330	$ 2,825
Shareholder loan	800	-
Total Current Liabilities	9,130	2,825

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value,
50,000,000 authorized,
7,100,000 and 5,000,000 shares
issued and outstanding , respectively	7,100	5,000
Additional paid in capital	18,900	-
Deficit accumulated during the development stage	(30,052)	(2,825)
Total Stockholders' Deficit	(4,052)	2,175

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5,078	$ 5,000
	========	========

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Revo Ventures Inc.

(A Development Stage Company)

Statements of Operations

For the Year Ended July 31, 2007 and the Periods From April 17, 2006 (Inception) through July 31, 2006 and 2007

	For the Year Ended July 31, 2007	April 17, 2006 (Inception) to July 31, 2006	April 17, 2006 (Inception), to July 31, 2007
General and Administrative Expenses
Professional Fees	$ 2,825	$ 21,233	$ 24,058
Management Fees	1,355	-	1,355
Filing Fee	1,405	-	1,405
Rent	3,150	-	3,150
Bank Charges and Interest	84	-	84
	27,227	2,825	30,052
Net (Loss)	$ (27,227)	$ (2,825)	$ (30,052)
	==========	========	=========

Net Loss per Common Share
Basic and diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding
Basic and diluted	5,494,795	5,000,000
See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Revo Ventures Inc.

(A Development Stage Company)

Statements of Cash Flows

For the Year Ended July 31, 2007 and the Periods From April 17, 2006 (Inception) through July 31, 2006 and 2007

	For the Year Ended July 31, 2007	April 17, 2006 (Inception) to July 31, 2006	April 17, 2006 (Inception), to July 31, 2007
Cash Provided by (Used in)
Operating Activities
Net (Loss) for the Period	$ (27,227)	$ (2,825)	$ (30,052)
Changes in
Accounts payable and accrued liabilities	5,505	2,825	8,330
Cash Used in operating activities	(21,772)	-	(21,772)

Financing Activities
Proceeds from Sale of Common Stock	800	-	800
Proceeds from Shareholder Loan	21,000	5,000	26,000
Cash provided by financing activities	21,900	5,000	26,800

Cash Increased (Decreased)	78	5,000	5,078
during the period

Cash, Beginning of Period	5,000	-	-
Cash, End of Period	$ 5,078	$ 5,000	$ 5,078
	=========	========	========

Supplemental Disclosures of Cash Flow Information

Cash Paid for interest	-	-	-
Cash Paid for income tax	-	-	-

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Revo Ventures Inc.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From April 17, 2006 (Inception), to July 31, 2007

	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Balances - April 17, 2006	-	$ -	$ -	$ -	$ -

Proceeds from issuance of founders shares	5,000,000	5,000	-	-	5,000

Net Loss	-	-	-	(2,825)	(2,825)

Balance, July 31, 2006	5,000,000	5,000	-	(2,825)	2,175

Proceeds from issuance of common stock	2,100,000	2,100	18,900	-	21,000

Net Loss	-	-	-	(27,227)	(27,227)

Balances - July 31, 2007	7,100,000	$ 7,100	$ 18,900	$ (30,052)	$ (4,052)
	========	======	========	==========	=========

See Accompanying Summary of Accounting Policies and Notes to financial Statements

REVO VENTURES, INC.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

1.         SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Revo Ventures, Inc. (the "Company", "Revo") is a development stage company which was incorporated in the State of Nevada on April 17, 2006. The Company intends to commence operations as a developer of children's educational software and children's monitoring software.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Revo considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectibility is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

Use of Estimates

The preparation of the financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2007, there were no cash equivalents.

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

Fair Value of Financial Instruments

Financial instruments, including cash, receivables, accounts payable, and notes payable are carried at amounts which reasonably approximate their fair value due to the short-term nature of these amounts or due to variable rates of interest which are consistent with market rates.  No adjustments have been made in the current period.

Income Taxes    The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending July 31, 2007.

Basic and Diluted Net Loss Per Common Share

Basic and diluted net loss per share calculations are calculated on the basis of the weighted average number of common shares outstanding during the year. The per share amounts include the dilutive effect of common stock equivalents in years with net income. Basic and diluted loss per share is the same due to the anti dilutive nature of potential common stock equivalents.

  Website Development Cost   The Company adopted EITF 00-2, "Accounting for Website Development Costs,"  which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life.  On July 28, 2006, the Company entered into a web design contract (Note 4).  For the period ended July 31, 2007, the website development has not yet commenced and no cost has been incurred.   Stock Based Compensation   The Company accounts for stock-based employee compensation arrangements using the fair value method in accordance with the provisions of Statement of Financial Accounting Standards no.123(R) or SFAS No. 123(R), Share-Based Payments, and Staff Accounting Bulletin No. 107, or SAB 107, Share-Based Payments.  The company accounts for the stock options issued to non-employees in accordance with the provisions of Statement of Financial Accounting Standards No. 123, or SFAS No. 123, Accounting for Stock-Based Compensation, and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration other Than Employee Services under FASB Statement No. 123.    The Company did not grant any stock options during the period ended July 31, 2007.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2007.

Recent Accounting Pronouncements

Revo does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

2.         GOING CONCERN

Revo's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 30,052 and has insufficient working capital to meet operating needs for the next twelve months as of July 31, 2007, all of which raise substantial doubt about Revo's ability to continue as a going concern.

3.         COMMON STOCK TRANSACTIONS

On July 14, 2006, the Company sold 5,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $5,000.

On May 6, 2007, the Company sold 2,100,000 common shares in a private placement memorandum at $0.01 per share for total proceeds of $21,000.

4.         COMMITMENTS

On July 28, 2006, the management of the Company signed a web design contract with Li Xia Wen, an independent web designer, to create and develop the Company's website. In consideration, the Company agreed to pay Mr. Wen a fixed fee of $4,000, which is due upon the completion of the beta phase of the website. Management expects the beta phase of the website to be complete by the end of December 2007.

5.         RELATED PARTY TRANSACTIONS

An officer has loaned the Company $800, without interest and fixed term of repayment.

6.         INCOME TAXES

Deferred taxes relating to the tax benefit the Company's net operating loss was offset by a valuation allowance due to the uncertainty of profitable operations in the future. The net operating loss carryforward was $30,052 at July 31, 2007.