Form 10QSB
period 2007-10-31
Revo Ventures Inc.
filed 2007-12-13
CIK 1371534

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________

Commission File No.

Revo Ventures, Inc.

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

Post Office 020, Lu Yuan District, Chang Chun, Ji Lin, Chang Chun, China, 130062

----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

139-4303-4459

----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

(Registrant's telephone number, including area code)

----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of October 31, 2007 was 7,100,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

INDEX

Part I - FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

          Balance Sheet as of October 31, 2007 and July 31, 2007 (unaudited)..............................................................................................................................................3

Statement of Operations for the Three months ended October 31, 2007 and 2006 and the period from April 17 , 2006 (Inception) to October 31, 2007       (unudited)...4

Statement of Cash Flows for the Three months ended October 31, 2007 and 2006 and the period from April 17 , 2006 (Inception) to October 31, 2007       (unudited)...5

2

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Revo Venture Inc.

(A Development Stage Company)

Balance Sheets

(unaudited)

	October 31	July 31
	2007	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash
	$ 320	$ 5,078
Total Current Assets	320	5,078

Total Assets	$ 320	$ ,078
	======================	=================
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 9,680	$ 8,330
Shareholder Loan	800	800
Total Liabilities	10,480	9,130

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common Stock
Authorized:
50,000,000 common shares at $0.001 par value
Issued and Outstanding:
7,100,000 and 5,000,000 common shares, respectively	7,100	7,100
Additional Paid In Capital	18,900	18,900
Deficit, accumulated during development stage	(36,160)	(30,052)
Total Shareholder's Deficit	(10,160)	(4,052)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 320	$ 5,078
	======================	=================

The accompany notes are an integral part of these financial statements.

REVO VENTURES INC.

(A Development Stage Company)

Statement of Operations

Three Months Ended October 31, 2007 and 2006 and the Period From

April 17, 2006 (Inception) through October 31, 2007

(Unaudited)

			April 17
	Three Months Ended		2006 (Inception) to
	October 31,		October 31
	2007	2006	2007
General and Administrative Expenses
Professional Fees	$ 3,500	$ 2,233	$ 27,558
Management Fees	-	-	1,355
Filing Fees	1,250	180	2,655
Rent	1,350	-	4,500
Bank charges	8	54	92
Net Loss	$ (6,108)	$ (2,467)	$ (36,160)
	================	===================	====================

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding (Basic and Diluted)	7,100,000	5,000,000

The accompany notes are an integral part of these financial statements.

REVO VENTURES INC.

(A Development Stage Company)

Statement of Operations

Three Months Ended October 31, 2007 and 2006 and the Period From

April 17, 2006 (Inception) through October 31, 2007

(Unaudited)

			April 17
	Three Months Ended		2006 (Inception) to
	October 31,		October 31
	2007	2006	2007

Cash flow from Operating Activities
Net Loss	$ (6,108)	$ (2,467)	$ (36,160)

Changes in
Accounts payable and accrued liabilities	1,350	(2,825)	9,680
Net cash used for operating activities	(4,758)	(5,292)	(26,480)

Cash flows from Financing Activities
Proceeds from Shareholder Loan	-	-	800
Proceeds from sale of common stock	-	325	26,000
Net cash provided by financing activities	-	325	26,800

Net Change in Cash	(4,758)	(4,967)	320
Cash at beginning of period	5,078	5,000	-
Cash at end of period	$ 320	$ 33	$ 320
	================	===============	=============
Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

The accompany notes are an integral part of these financial statements.

REVO VENTURES INC.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Note 1.    -      BASIS OF PRESENTATION

Thee accompanying unaudited interim financial statements of  Revo Ventures, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Revo's audited 2007 annual financial statements and notes thereto filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Revo's 2007 annual financial statements have been omitted.

Note 2.    -      GOING CONCERN

Revo's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 36,160 and has insufficient working capital to meet operating needs for the next twelve months as of October 31, 2007, all of which raise substantial doubt about Revo's ability to continue as a going concern.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This 10−QSB contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors" below.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2007. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Overview

Revo Ventures Inc. was incorporated in the state of Nevada on April 17, 2006. We intend to commence operations as a software developer which will create  parental filter software for restricting computer and Internet access on a personal computer. The initial region we plan to market our website to is the Chinese domestic market. We currently have signed a contract with a Chinese web developer to create and develop our company's web front. We expect that our website will complete the beta phase of development by the end of February 2008. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We plan to raise initial seed financing through the sale of our common shares as described in this offering. The initial seed financing will be put towards developing the company's website, designing and writing the software, and paying for costs related to registering the Company's common stock for public sale. We anticipate that in order for us to begin commercialization and retail sale of our software, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

The Company experienced general and administration expenses of $6,108 for the quarter ended October 31, 2007, compared to expenses of $2,467 for the quarter ended October 31, 2006. General and administration expenses for this quarter is attributed to the increase in professional fees related to the Company being a publicly reporting company..

For the quarter ended October 31, 2007, the company experienced a net loss of $6,108, compared to a net loss of $2,467 for the quarter ended October 31, 2006.

Liquidity and Capital Resources

During the three month period ended October 31, 2007, the Company satisfied its working capital needs by using cash generated from operations and equity from financing. As of October 31, 2007, the Company has cash on hand in the amount of $320. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended October 31, 2007.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three months ended October 31, 2007.

Item 5.  -  Other Information.

Not applicable.

Item 6   -   Exhibits

(a)   The following exhibits are filed as part of this report:

        31.1  Certification  of Chief  Executive  Officer and Chief Financial Officer  of  Periodic Report pursuant to Rule 13a-14a and Rule 15d-14(a).

        32.1*  Certification of Chief Financial  Officer and Chief Executive Officer of pursuant to Section 1350.

______________________________________________________________________________________________________________________________________________

*  This exhibit shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934 or otherwise subject to the liabilities of that section, nor shall it be deemed incorporated by reference in any filing under the Securities Act of 1933 of the Securities Exchange Act of 1934, whether made before or after the date hereof and irrespective of any general incorporation language in any filings.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.   December 13, 2007

December 13, 2007	/s/ "Jianbin Chen"
Mr. Jianbin Chen, President
(Authorized Officer and Principal Executive Officer)