Form 10QSB
period 2008-04-30
Vita Spirits Corp.
filed 2008-06-12
CIK 1371534

United States

Securities and Exchange Commission

Washington, D.C. 20549

FORM - 10QSB

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________ to __________________

Commission File No.

Vita Spirits Corp.

---------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

(Exact name of small business issuer as specified in its charter)

Nevada	N/A
(State of Incorporation)	(I.R.S. Employer Identification No.)

Suite 201, 2400 W. Cypress Creek Rd., Ft. Lauderdale, FL, 33309

----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

(Address of principal executive offices)

305-673-8482

----------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------------

(Registrant's telephone number, including area code)

Revo Ventures Inc.

Post Office 020, Lu Yuan District, Chang Chun, Ji Lin, Chang Chun, China, 130062

139-4303-4459

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

The number of shares of the registrant's common stock, par value $0.001 per share, outstanding as of June 11, 2008 was 7,100,000.

Transitional Small Business Disclosure Format (Check One):  Yes [   ]  No [ x ]

1

INDEX

Part I - FINANCIAL INFORMATION

Item 1.Unaudited Financial Statements

          Balance Sheet as of April 30, 2008 and July 31, 2007 (unaudited)..............................................................................................................................................3

Statement of Operations for the Three Months and Nine Months Ended April 30, 2008 and 2007 and the period from April 17, 2006 (Inception) to April 30, 2008       (unudited)...4

Statement of Cash Flows for the Nine Months Ended April 30, 2008 and 2007 and the period from April 17 , 2006 (Inception) to April 30, 2008       (unudited)...5

2

Part I - FINANCIAL INFORMATION

Item 1. Financial Statements

Vita Spirits Corp.

(Formerly Revo Ventures Inc.)

(A Development Stage Company)

Balance Sheets

(unaudited)

	April 30	July 31
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash
	-	$ 5,078
Total Current Assets	-	5,078

Total Assets	$ -	$ 5,078
	======================	=================
LIABILITIES AND STOCKHOLDER'S DEFICIT
Current Liabilities
Accounts Payable and Accrued Liabilities	$ 12,480	$ 8,330
Bank Overdraft	345	-
Shareholder Loan	4,100	800
Total Current Liabilities	16,925	9,130

Stockholder's Deficit
Preferred Stock, $0.001 par value, 50,000,000 shares authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 50,000,000 shares authorized
7,100,000 share issued and outstanding	7,100	7,100
Additional Paid In Capital	18,900	18,900
Deficit, accumulated during development stage	(42,925)	(30,052)
Total Shareholder's Deficit	(16,925)	(4,052)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ -	$ 5,078
	======================	=================

The accompany notes are an integral part of these financial statements.

Vita Spirits Corp.

(Formerly Revo Ventures, Inc.)

(A Development Stage Company)

Statement of Operations

Three and Nine Months Ended April 30, 2008 and 2007 and the Period From

April 17, 2006 (Inception) through April 30, 2008

(unaudited)

					Period from April 17
	Three Months Ended		Nine Months Ended		2006 (Inception) to
	April 30,		April 30,		April 30,
	2008	2007	2008	2007	2008
General and Administrative Expenses
Professional Fees	$ 1,500	$ -	$ 6,250	$ 6,733	$ 30,308
Management Fees	-	-	-	355	1,355
Filing Fees	875	225	2,350	405	3,755
Rent	1,350	1,350	4,050	1,800	7,200
Bank charges	189	1	223	54	307
Net Loss	$ (3,914)	$ (1,576)	$ (12,873)	$ (9,347)	$ (42,925)
	================	===================	================	===================	====================

Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding (Basic and Diluted)	7,100,000	6,600,000	7,100,000	5,000,000

The accompany notes are an integral part of these financial statements.

REVO VENTURES INC.

(Formerly Revo Ventures, Inc.)

(A Development Stage Company)

Statement of Cash Flows

Nine Months Ended April 30, 2008 and 2007 and the Period From

April 17, 2006 (Inception) through April 30, 2008

(Unaudited)

			April 17
	Nine Months Ended		2006 (Inception) to
	April 30		April 30
	2008	2007	2008

Cash flow from Operating Activities
Net Loss	$ (12,873)	$ (9,347)	$ (42,925)

Changes in
Accounts payable and accrued liabilities	4,150	4,380	12,480
Net cash used in operating activities	(8,723)	(4,967)	(30,445)

Cash flows from Financing Activities
Proceeds from Shareholder Loan	3,300	-	4,100
Proceeds from Bank Overdraft	345	-	345
Proceeds from sale of common stock	-	16,800	26,000
Net cash provided by financing activities	3,645	16,800	30,445

Net Change in Cash	(5,078)	11,833	-
Cash at beginning of period	5,078	5,000	-
Cash at end of period	$ -	$ 16,608	$ -
	================	===============	=============
Supplemental Disclosure of Cash Flow Information

Cash paid for interest	$ -	$ -	$ -
Cash paid for income taxes	-	-	-

The accompany notes are an integral part of these financial statements.

Vita Spirits Corp.

(Formerly Revo Ventures, Inc.)

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Note 1.         BASIS OF PRESENTATION

Thee accompanying unaudited interim financial statements of  Vita Spirits Corp., formerly known as Revo Ventures Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Vita Spirit's audited 2007 annual financial statements and notes thereto filed with the SEC on form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Vita Spirit's 2007 annual financial statements have been omitted.

The Company's primary operations began in April 2006. The Company intends to change its primary operations from an e-commerce focus to a producer of vitamin infused alcoholic beverages. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Corp. to better reflect the Company's new focus.

NOTE 2 - GOING CONCERN

Vita Spirit's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 42,925 and has insufficient working capital to meet operating needs for the next twelve months as of April 30, 2008, all of which raise substantial doubt about Vita Spirit's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

During the nine month period ended April 30, 2008, an officer loaned the Company $3,300, with no stated interest or fixed term of repayment. Imputed interest has not been recorded as the amount is immaterial. The total loans payable to this officer are $4,100 and $800 at April 30, 2008 and July 31, 2007, respectively.

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

The following discussion and analysis provides information which management of Vita Spirits Corp. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Overview

Vita Spirits Corp., (formerly known as Revo Ventures Inc.), was incorporated in the state of Nevada on April 17, 2006. Currently, the Company is a software developer which will create  parental filter software for restricting computer and Internet access on a personal computer.In April 2008, the Company entered into an asset acquisition agreement to acquire the rights to a patent application and trademarks to a vitamin infused alcoholic beverage. The Company intends to change its primary operations from an e-commerce focus to a producer of vitamin infused alcoholic beverages. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Corp. to better reflect the Company's new focus.

Results of Operations

The Company experienced general and administration expenses of $12,873 for the nine month period ended April 30, 2008, compared to expenses of $9,347 for the nine month period  ended April 30, 2007. The increase in general and administration expenses for this period are attributed to an increase in professional fees and filing costs and rent.

For the nine month period ended April 30, 2008, the company experienced a net loss of $12,873, compared to a net loss of $9,347 for the nine month period ended April 30, 2007.

 Liquidity and Capital Resources

During the nine month period ended April 30, 2008, the Company satisfied its working capital needs by using debt from officer. As of April 30, 2008, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash n hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

PART II: OTHER INFORMATION

Item 1.    Legal Proceedings

None

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

The Registrant did not sell any unregistered securities during the three months ended April 30, 2008.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders.

The Registrant did not submit any matters to a vote of its security holders during the three months ended April 30, 2008.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 13, 2008

June 13, 2008	/s/ "Garry Westbrook"
Mr. Gary Westbrook, President
(Authorized Officer and Principal Executive Officer)