Form 10-K
period 2008-07-31
Vita Spirits Corp.
filed 2008-11-14
CIK 1371534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2008

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333-136981

Vita Spirits Corp.

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

(Issuer's telephone number)

formerly known as Revo Ventures Inc.

Suite 201, 2400 W. Cypress Creek Road
Ft. Lauderdale FL 33309
-----------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes o No x

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes o No x

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes x No o

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes x   No o

The aggregate market value of Vita Spirit's Common Stock owned by non-affiliates as of November 10, 2008 was $157,500.

Number of shares of each class of Vita Spirit's capital stock outstanding as of November 10, 2008, 2008: 53,250,000 shares of common stock

1

VITA SPIRITS CORP.

(Formerly REVO VENTURES INC.)

FORM 10-K

For the Fiscal Year ended July 31, 2008

Table of Contents

Part I

        Item 1.        Description of Business

        Item 1A.     Risk Factors

        Item 1B.     Unresolved Staff Comments

        Item 2.        Description of Property

        Item 3.        Legal Proceedings

        Item 4.        Submission of Matters to a vote of Security Holders

Part II

        Item 5.        Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities

        Item 6.        Selected Financial Data

        Item 7.        Management's Discussion and Analysis of Financial Condition and the Results of Operations

        Item 7A.    Quantitative and Qualitative Disclosures About Market Risk

        Item 8.        Financial Statements and Supplementary Data

                          Management's Report on Internal Control Over Financial Reporting

                          Report of Independent Registered Public Accounting Firm

Part III

        Item 9.        Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

        Item 9A.     Controls and Procedures

        Item 9B.     Other Information

        Item 10.        Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        Item 11.      Executive Compensation

        Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        Item 13.       Exhibits and Financial Statements Schedules

        Item 14.      Principal Accountants Fees and Services

       Signatures

2

FORWARD LOOKING STATEMENTS

CERTAIN STATEMENTS IN THIS ANNUAL REPORT ON FORM 10-K, OR THE "REPORT," ARE "FORWARD-LOOKING STATEMENTS." THESE FORWARD-LOOKING STATEMENTS INCLUDE, BUT ARE  NOT LIMITED TO, STATEMENTS ABOUT THE PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS OF VITA SPIRITS CORP., A NEVADA CORPORATION AND OTHER STATEMENTS CONTAINED IN THIS REPORT THAT ARE NOT HISTORICAL FACTS. FORWARD-LOOKING STATEMENTS IN THIS REPORT OR HEREAFTER INCLUDED IN OTHER PUBLICLY AVAILABLE DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, OR THE "COMMISSION," REPORTS TO OUR SHAREHOLDERS AND OTHER PUBLICLY AVAILABLE STATEMENTS ISSUED OR RELEASED BY US INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH COULD CAUSE OUR ACTUAL RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS TO DIFFER FROM THE FUTURE RESULTS, PERFORMANCE (FINANCIAL OR OPERATING) OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. SUCH FUTURE RESULTS ARE BASED UPON MANAGEMENT'S BEST ESTIMATES BASED UPON CURRENT CONDITIONS AND THE MOST RECENT RESULTS OF OPERATIONS. WHEN USED IN THIS REPORT, THE WORDS "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "BELIEVE," "SEEK," "ESTIMATE" AND SIMILAR EXPRESSIONS ARE GENERALLY INTENDED TO IDENTIFY FORWARD-LOOKING STATEMENTS, BECAUSE THESE FORWARD-LOOKING STATEMENTS INVOLVE RISKS AND UNCERTAINTIES. THERE ARE IMPORTANT FACTORS THAT COULD CAUSE ACTUAL RESULTS TO DIFFER MATERIALLY FROM THOSE EXPRESSED OR IMPLIED BY THESE FORWARD-LOOKING STATEMENTS, INCLUDING OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS AND OTHER FACTORS.

PART I

Item 1.    Description of Business

Vita Spirits Corp.'s primary operations began in April 2006. The Company intends to change its primary operations from an e-commerce focus to a producer of vitamin and other mineral enriched alcoholic beverages, which will be marketed directly in China and Taiwan. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Corp. to better reflect the Company's new focus. We expect that an initial trial product will complete development by the end of June 2009. We currently have not advanced beyond the business plan state from our inception until the date of this filing. .We anticipate that in order for us to begin commercialization and retail sale of any of our intended products, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Competition

The alcoholic beverage market in China and Taiwan is highly fragmented and populated with many different developers specializing in different niche segments. Other than a few multinational brands, most of these manufacturers are small in size and service only a limited amount of customers and product segment.

Insurance

Currently, we have no insurance coverage.

Government Regulation

We are currently not subject to any government regulations.

Offices

The Company's headquarters and executive offices are located at Post Office 020, Lu Yuan District, Chang Chun, Jin Lin, China, 130062. Our telephone number is 13943034459..

Employees

We currently do not have any employees.

Subsidiaries

We do not have any subsidiaries

Bankruptcy, Receivership, or Similar Proceedings

There has been no bankruptcy, receivership, or similar proceedings

Patents and Trademarks

We do not have any patents or trademarks

Legal Proceedings

We are not a party to any material legal proceeding, nor are any of our officers, directors or affiliates' a party adverse to us in any legal proceeding.

Item 1A:     Risk Factors

In addition to the other information in this report and our other filings with the SEC, you should carefully consider the risks described below. These risks are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also impair our business operations. If any of the following risks occur, our business, financial condition or operating results could be materially and adversely affected.

Risks associated with Vita Spirits Corp.:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at July 31, 2008. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

2. Because all of our assets and our officers and directors are located outside the United States of America, it may be difficult for an investor to enforce within the United States any judgments obtained against us or any of our officers and directors. All of our assets are located outside of the United States and we do not currently maintain a permanent place of business within the United States. In addition, our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for an investor to effect service of process or enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. In addition, there is uncertainty as to whether the courts of Canada and other jurisdictions would recognize or enforce judgments of United States courts obtained against us or our director and officer predicated upon the civil liability provisions of the securities laws of the United States or any state thereof, or be competent to hear original actions brought in Canada or other jurisdictions against us or our director and officer predicated upon the securities laws of the United States or any state thereof.

3. Because we have only one officer and director who are responsible for our managerial and organizational structure, in the future, there may not be effective disclosure and accounting controls to comply with applicable laws and regulations which could result in fines, penalties and assessments against us. We have only one officer and director. He is responsible for our managerial and organizational structure which will include preparation of disclosure and accounting controls under the Sarbanes Oxley Act of 2002. When theses controls are implemented, they will be responsible for the administration of the controls. Should they not have sufficient experience, they may be incapable of creating and implementing the controls which may cause us to be subject to sanctions and fines by the SEC which ultimately could cause you to lose your investment.

4. Because our sole executive officer will only be devoting limited time to our operations, our operations could be sporadic which may result in periodic interruptions or suspensions of operations and a lack of revenues which may cause us to cease operations. Mr. Tie Ming Li, our sole executive officer will only be devoting limited time to our operations. Mr. Li will be devoting approximately twenty five hours a week to our operations. Because Mr. Li will only be devoting limited time to our operations, our operations may be sporadic and occur at times which are convenient to Mr. Li. As a result, operations may be periodically interrupted or suspended which could result in a lack of revenues and a possible cessation of operations.

5. Because we do not maintain any insurance, if a judgment is rendered against us, we may have to cease operations. We do not maintain any insurance and do not intend to maintain insurance in the future. Because we do not have any insurance, if we are made a party to a lawsuit, we may not have sufficient funds to defend the litigation. In the event that we do not defend the litigation or a judgment is rendered against us, we may have to cease operations.

6. If we are not able to effectively respond to competition, our business may fail. There are many small companies in Asia and around the world which are developing similar products to our proposed business venture. Most of these competitors have established businesses with a established customer base. We will attempt to compete against these groups by offering a much higher quality product compared to our competitors products with a more customizable product. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition will have an adverse effect on our business operations and financial condition.

7. We need to raise additional investment capital in the future in order to commence our business operations. If we are unable to raise the required investment capital, you may lose all of your investment In the current economic environment; it is extremely difficult for companies without profits or revenues, such as us, to raise capital. We currently do not have a specific plan of how we will obtain such funding; however, we anticipate that additional funding will be in the form of equity financing from the sale of our common stock. In the event we are not successful in selling our common stock, we may also seek to obtain short-term loans from our director, although no such arrangement has been made. At this time, we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock or through a loan from our director to meet our initial capital requirement needs. If we are unable to raise the required financing, we will be unable to proceed with our business plan and you may lose your entire investment.

8. Our principal shareholder controls the majority of our common stock; investors will have little control over our management or other matters requiring shareholder approval. Mr. Juanming Fang currently owns 37,500,000, or approximately 70.42%, of our outstanding common stock if the offering is completely sold, giving him the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including the election of our directors; the acquisition or disposition of our assets, the future issuance of our shares and approval of other significant corporate transactions. Our principal shareholder may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.

9. Because our articles of incorporation authorize the issuance of 75,000,000 shares of common stock, an investor faces the risk of having their percentage ownership diluted in the future. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. These shares may also be issued without security holder approval and, if issued, may be granted voting powers, rights, and preferences that differ from and may be superior to those of the registered shares.

10. The market price for our Common Stock may be volatile. In the future, there may be volatility in the market price for our Common Stock. Furthermore, the market price of our Common Stock could fluctuate substantially in the future in response to a number of factors, including the following:

* fluctuations in our quarterly operating results or the operating results of our competitors;

* changes in general conditions in the economy, the financial markets, or our industry;

* announcements of significant acquisitions, strategic alliances or joint ventures by us, our customers or our competitors;

* introduction of new products or services;

* increases in the price of energy sources and other raw materials; and

* other developments affecting us, our industry, customers or competitors.

In addition, in recent years the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant effect on the market prices of securities issued by many companies for reasons unrelated to their operating performance. These broad market fluctuations may materially adversely affect our Common Stock price, regardless of our operating results. Given its relatively small public float and average daily trading volume, our Common Stock may be relatively more susceptible to volatility arising from any of these factors. There can be no assurance that the price of our Common Stock will increase in the future or be maintained at its recent levels.

11. Future sales of our Common Stock could depress its market price. Future sales of shares of our Common Stock could adversely affect its prevailing market price. If our officers, directors or significant stockholders sell a large number of shares, or if we issue a large number of shares, the market price of our Common Stock could significantly decline. Moreover, the perception in the public market that stockholders might sell shares of Common Stock could depress the market for our Common Stock. Our Common Stock's relatively small public float and average daily trading volume may make it relatively more susceptible to these risks.

Item 1B:     Uuresolved Staff Comments

None

Item 2:    Description of Property

The Company's headquarters and executive offices are located at Post Office 020, Lu Yuan District, Chang Chun, Jin Lin, China, 130062. Our telephone number is 139-4303-4459.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Vita Spirits Corp., or against any of our officers or directors as a result of their involvement with the Company.

As of July 31, 2008, the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2008.

PART II

Item 5:    Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "VSPI". Our common stock has been listed on the OTC Bulletin Board since September 2007. There is currently no active trading in our common stock and there has been no active trading since our common stock has been listed on the OTC Bulletin Board.

As of July 31, 2008, there were approximately 32 stockholders of record of the Company's Common Stock.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of	As of
	July 31, 2008	July 31, 2007	July 31, 2006
Balance Sheet
Total Assets	$139	$5,078	$5,000
Total Liabilities	$21,980	$9,130	$2,825
Stockholders Equity (Deficit)	($21,841)	($4,052)	$2,175

	For the	For the	From Inception
	Year ended	Year Ended	through
	July 31, 2008	July 31, 2007	July 31, 2006
Income Statement
Revenues	$ -	$ -	$ -
Total Expenses	$17,973	$27,227	$2,825
Net Loss	$17,973	$27,227	$2,825

Item 7:     Management's Discussion and Analysis or Plan of Operation

The following discussion and analysis provides information which management of Vita Spirits Corp. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Overview

Vita Spirits Corp.'s primary operations began in April 2006. The Company intends to change its primary operations from an e-commerce focus to a producer of vitamin and other mineral enriched alcoholic beverages, which will be marketed directly in China and Taiwan. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Corp. to better reflect the Company's new focus. We expect that an initial trial product will complete development by the end of June 2009. We currently have not advanced beyond the business plan state from our inception until the date of this filing. .We anticipate that in order for us to begin commercialization and retail sale of any of our intended products, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended July 31, 2008 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $17,973 for the fiscal year ended July 31, 2008. This is compared to general and administrative expenses totaling $27,227 for the fiscal year ended July 31, 2007. This decrease in general and administrative expenses is largely attributed to an increase in fees paid for professional services related to registering the Company for publicly trading.

We experienced a net loss of $17,973 for the fiscal year ended July 31, 2008 compared to a net loss of $27,227 for the fiscal year ended July 31, 2007.

Liquidity and Capital Resources

As of July 31, 2008, the Company had cash of $139. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 7A:    Quantitative and Qualitative Disclosures about Market Risk

Please see Item 1A above, "Risk Factors," for a discussion of these and other risks and uncertainties we face in our business.

Item 8:    Financial Statements

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

Item 9:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by M&KA CPAS, PLLC for the fiscal year ended July 31, 2008 and July 31, 2007. There have been no changes in or disagreements with either M&KA CPAS, PLLC on accounting and financial disclosure matters at any time.

Item 9A: Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 ("the Exchange Act"). Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported with the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Report of Management on Internal Control over Financial Reporting

This annual report does not include a report of management's assessment regarding internal control over financial reporting, or an attestation report of our registered public accounting firm due to a transition period established by the rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control over Financial Reporting

There were no changes in the Company's internal control over financial reporting that occurred during the year ended June 30, 2008, that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Inherent Limitations of Internal Controls

Our Principal Executive Officer and Principle Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Furthermore, smaller reporting companies face additional limitations. Smaller reporting companies employ fewer individuals and find it difficult to properly segregate duties. Often, one or two individuals control every aspect of the Company's operation and are in a position to override any system of internal control. Additionally, smaller reporting companies tend to utilize general accounting software packages that lack a rigorous set of software controls.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Form 10-K.

Item 10:    Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Officers and Directors

Each of our directors serves until his or her successor is elected and qualified. Each of our officers is elected by the board of directors to a term of one (1) year and serves until his or her successor is duly elected and qualified, or until he or she is removed from office. The board of directors has no nominating, auditing or compensation committees.

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Tie Ming Li	40	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Tie Ming Li is a successful entrepreneur in the hospitality and spirits industry, and for the past five years, has owned and managed several restaurants and nightclub establishments in the province of Shandong, China.

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2008, Form 3 reports were not timely filed by Jianbin Chen, the Company's President.

Code of Ethics

The Company has adopted code of ethics for all of the employees, directors and officers which is attached to this Annual Report as Exhibit 14.1.

Item 11:    Executive Compensation

The following table sets forth information with respect to compensation paid by us to our officers and directors during the four most recent fiscal years. This information includes the dollar value of base salaries, bonus awards and number of stock options granted, and certain other compensation, if any.

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Tie Ming Li	0	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director
Gary Westbrook	2008	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director
William Deal	2008	0	0	0	0	0	0	0
Director
Jianbin Chen	2008	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

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

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	Percent of Class
Jianbin Chen	37,500,000	Greater than 5% shareholder	70.4%
All officers and directors as a Group (1 person)			70.4%

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

2008 - $9,500          M&KA CPAS, PLLC

2007 - $8,800          M&KA CPAS, PLLC & Gordon K.W. Gee Ltd. Chartered Accountant

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2008 - $0                M&KA CPAS, PLLC

2007 - $0                M&KA CPAS, PLLC & Gordon K.W. Gee Ltd. Chartered Accountant

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2008 - $0                M&KA CPAS, PLLC

2007 - $0                M&KA CPAS, PLLC & Gordon K.W. Gee Ltd. Chartered Accountant

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2008 - $0                     M&KA CPAS, PLLC

2007 - $0                     M&KA CPAS, PLLC & Gordon K.W. Gee Ltd. Chartered Accountant

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th day of November, 2008

Vita Spirits Corp.

(Registrant)

By: /s/ Tie Ming Li

Tie Ming Li

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Tie Ming Li	President, CEO, Secretary, Treasurer and Director	November 14, 2008
Tie Ming Li

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Vita Spirits Corp.

Chang Chun, China

We have audited the accompanying consolidated balance sheet of Vita Spirits Corp. as of July 31, 2008, and the related consolidated statements of operations, stockholders' deficit and cash flow for the years then ended and the period from April 17, 2006 (inception) through July 31, 2008. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vita Spirits Corp. as of July 31, 2008 and the results of their operation and their cash flow for the periods noted, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations, has a net stockholders' deficit and there is substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might reflect these uncertainties.

/s/M&KA CPAS, PLLC

Houston, Texas

November 4, 2008

Vita Spirits Corp.

(A Development Stage Company)

Balance Sheets

As of July 31, 2008 and  2007

	July 31, 2008	July 31, 2007
ASSETS
Current Assets

Cash and cash equivalents	$ 139	$ 5,078
TOTAL CURRENT ASSETS	139	5,078

TOTAL ASSETS	$ 139	$ 5,078
	========	========
LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities
Accounts payable and accrued liabilities	$ 12,480	$ 8,330
Shareholder loan	9,500	800
Total Current Liabilities	21,980	9,130

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value,
75,000,000 authorized,
53,250,000 and 53,250,000 shares
issued and outstanding , respectively	53,250	53,250
Additional paid in capital	(27,066)	(27,250)
Deficit accumulated during the development stage	(48,025)	(30,052)
Total Stockholders' Deficit	(21,841)	(4,052)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 139	$ 5,078
	========	========

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Vita Spirits Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in US Dollars)

	For the Year Ended July 31, 2008	For the Year Ended July 31, 2007	April 17, 2006 (Inception), to July 31, 2008
General and Administrative Expenses
Professional Fees	$ 8,750	$ 21,233	$ 32,808
Management Fees	-	1,355	1,355
Filing Fee	4,611	1,405	6,016
Rent	4,050	3,150	7,200
Bank Charges and Interest	562	84	646
	17,973	27,227	48,025
Net (Loss)	$ (17,973)	$ (27,227)	$ (48,025)
	==========	==========	=========

Net Loss per Common Share
Basic and diluted	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding
Basic and diluted	53,250,000	41,210,959
See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Vita Spirits Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)

	For the Year Ended July 31, 2008	For the Year Ended July 31, 2007	April 17, 2006 (Inception), to July 31, 2008
Cash Provided by (Used in)
Operating Activities
Net (Loss) for the Period	$ (17,973)	$ (27,227)	$ (48,025)
Non-cash transactions for:
Imputed Interest	184	-	184
Changes in:
Accounts payable and accrued liabilities	4,150	5,505	12,480
Cash Used in operating activities	(13,639)	(21,722)	(35,361)

Financing Activities
Proceeds from Shareholder Loan	8,700	800	9,500
Share Capital Subscribed	-	21,000	26,000
Cash provided by financing activities	8,700	21,800	35,500

Cash Increased (Decreased)	(4,939)	78	139
during the period

Cash, Beginning of Period	5,078	5,000	-
Cash, End of Period	$ 139	$ 5,078	$ 139
	=========	=========	========

Supplemental Disclosures of Cash Flow Information

Cash Paid for interest	-	-	-
Cash Paid for income tax	-	-	-

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Vita Spirits Corp.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From April 17, 2006 (Inception) to July 31, 2008

	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Balances - April 17, 2006	-	$ -	$ -	$ -	$ -

Proceeds from issuance of founders shares	37,500,000	37,500	(32,500)	-	5,000

Net Loss for the period ended July 31, 2006	-	-	-	(2,825)	(2,825)

Balance, July 31, 2006	37,500,000	37,500	(32,500)	(2,825)	2,175

Proceeds from issuance of common stock	15,750,000	15,750	5,250	-	21,000

Net Loss for the period ended July 31, 2007	-	-	-	(27,227)	(27,227)

Balances - July 31, 2007	53,250,000	$ 53,250	$ (27,520)	$ (30,052)	$ (4,052)
	========	======	========	==========	=========

Imputed interest on shareholder loan			184

Net Loss for the period ended July 31, 2008	-	-	-	(17,973)	(17,973)

Balances - July 31, 2008	53,250,000	$ 53,250	$ (27,066)	$ (48,025)	$ (21,841)
	========	======	========	==========	=========

See Accompanying Summary of Accounting Policies and Notes to financial Statements

Vita Spirits Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the year ended July 31, 2008

1.         ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Vita Spirits Corp.'s primary operations began in April 2006. The Company intends to change its primary operations from an e-commerce focus to a producer of vitamin infused alcoholic beverages. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Corp. to better reflect the Company's new focus.

Basis of Presentation

The Company follows accounting principles generally accepted in the United States of America.  In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the periods presented have been reflected herein.

Revenue Recognition

Revenue is recognized when it is realized or realizable and earned. Vita considers revenue realized or realizable and earned when persuasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the period the services are provided.

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2008 and 2007, there were no cash equivalents.

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

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending July 31, 2008 and 2007.

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

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs,"  which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life.  On July 28, 2006, the Company entered into a web design contract (Note 4).  For the period ended July 31, 2008, the website development has not yet commenced and no cost has been incurred.

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

The Company did not grant any stock options during the period ended July 31, 2008 and 2007.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2008 and 2007.

Recent Accounting Pronouncements

Vita does not expect the adoption of recently issued accounting pronouncements to have a significant impact on its results of operations, financial position or cash flow.

2.         GOING CONCERN

Vita's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 48,025 and has insufficient working capital to meet operating needs for the next twelve months as of July 31, 2008, all of which raise substantial doubt about Vita's ability to continue as a going concern.

3.         COMMON STOCK TRANSACTIONS

On July 14, 2006, the Company sold 5,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $5,000.

On May 6, 2007, the Company sold 2,100,000 common shares in a private placement memorandum at $0.01 per share for total proceeds of $21,000.

On April 22, 2008, the Company approved a forward split a 15 for 2 forward stock split to our stockholders of record as of April 23, 2008. The Company increased the authorized shares from 50,000,000 to 75,000,000. The Company did not change the par value of the shares. All references to share value in these financial statements have been restated to reflect this split. Subsequent to the forward split, the Company had 53,250,000 common shares issued and outstanding.

4.         COMMITMENTS

On July 28, 2006, the management of the Company signed a web design contract with Li Xia Wen, an independent web designer, to create and develop the Company's website. In consideration, the Company agreed to pay Mr. Wen a fixed fee of $4,000, which is due upon the completion of the beta phase of the website. Management expects the beta phase of the website to be complete by the end of December 2008.

The Company leases office space on a month to month basis at $450 per month.

5.         RELATED PARTY TRANSACTIONS

An officer has loaned the Company $9,500, without interest and fixed term of  repayment. Impuated interest in the amount of $184 has been included in additional paid in capital.

6.         INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2008 and 2007, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carryforward has been fully reserved. The cumulative net operating loss carryforward is approximately $48,000 and $30,000 at July 31, 2008 and 2007, respectively, and will expire in the years 2026 through 2028.

At July 31, 2008 and 2007, deferred tax assets consisted of the following:

	2008	2007
Net operating loss carry forward	$ 19,809	$ 10,518
Valuation allowance	(19,809)	(10,518)
Net future income tax assets	$ -	$ -