Form 10-Q
period 2008-10-31
Vita Spirits Corp.
filed 2008-12-16
CIK 1371534

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

or

[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No. 333-136981

Vita Spirits Corp.

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

Yes X    No _

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer __	Accelerated filer __
Non-accelerated filer __	Small Reporting Company __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X    No _

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 10th, 2008 was 53,250,000 shares.

1

Part I - FINANCIAL INFORMATION

Vita Spirits Corp.

(A Development Stage Company)

Balance Sheets

	October 31,	July 31,
	2008	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 139	$ 139
Total Current Assets	139	139

Total Assets	$ 139	$ 139

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities - Related Party	$ 12,480	$ 12,480
Shareholder loan	9,500	9,500
Total Current Liabilities	21,980	21,980

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value
53,250,000 shares outstanding	53,250	53,250
Additional paid in capital	(26,946)	(27,066)
Deficit, accumulated during the development stage	(48,145)	(48,025)
Total Stockholders' Deficit	(21,841)	(21,841)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 139	$ 139

The accompanying notes are an integral part of these financial statements.

Vita Spirits Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the	For the	April 17, 2006
	Three Months ended	Three Months ended	(Inception) to
	October 31	October 31	October 31
	2008	2007	2008

General and Administrative Expenses
Professional Fees	$ -	$ 3,500	$ 32,808
Management Fees	-	-	1,355
Filing Fee	-	1,250	6,016
Rent	-	1,350	7,200
Bank Charges and Interest	120	8	766
Total General and Administrative Expenses	120	6,108	48,145

Net (Loss) for the Period	$ (120)	$ (6,108)	$ (48,145)

Net Loss per Share
Basic and diluted net loss per common share	(0.00)	(0.00)

Weighted Average Number of Shares (Basic and Diluted)	53,250,000	53,250,000

The accompanying notes are an integral part of these financial statements.

Vita Spirits Corp.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	For the	For the	April 17, 2006
	Three Months ended	Three Months ended	(Inception) to
	October 31	October 31	October 31
	2008	2007	2008
Cash flow from operating activities
Net loss for the period	$ (120)	$ (6,108)	$ (48,145)
Imputed interest on shareholder loan	120	-	304
Changes in non-cash working capital accounts:
Accounts payable and accrued liabilities	-	1,350	12,480
Net cash used for operating activities	-	(4,758)	(35,361)

Cash from Financing Activities
Proceeds from shareholder loan	-	-	9,500
Proceeds from sale of common stock	-	-	26,000
Net cash provided by financing activities	-	-	35,500

Net change in cash	-	(4,758)	139

Cash and cash equivalents, beginning of period	139	5,078	-
Cash and cash equivalents, end of period	$ 139	$ 320	$ 139

Supplementary Information
Interest Paid	-	-	-
Income Taxes Paid	-	-	-

The accompanying notes are an integral part of these financial statements.

Vita Spirits Corp.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

Note 1. BASIS OF PRESENTATION

Thee accompanying unaudited interim financial statements of Vita Spirits Corp., formerly known as Revo Ventures Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Vita Spirit's audited 2008 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Vita Spirit's 2008 annual financial statements have been omitted.

The Company's primary operations began in April 2006. The Company intends to change its primary operations from an e-commerce focus to a producer of vitamin infused alcoholic beverages. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Corp. to better reflect the Company's new focus.

NOTE 2 - GOING CONCERN

Vita Spirit's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 48,145 and has insufficient working capital to meet operating needs for the next twelve months as of October 31, 2008, all of which raise substantial doubt about Vita Spirit's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

An officer loaned the Company $9,500, with no stated interest or fixed term of repayment. The total loans payable to this officer are $9,500 and $9,500 at October 31, 2008 and July 31, 2008, respectively. Imputed interest of $120 is included as an increase to additional paid in capital.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This 10−Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors" below.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2008. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

The Company experienced general and administration expenses of $120 and $6,108 for the three month periods ended October 31, 2008 and 2007 respective. The decrease in general and administration expenses for this period are attributed to a decrease in professional fees incurred for meeting the requirements of a publicly reporting company.

For the three month period ended October 31, 2008, the company experienced a net loss of $120, and has experienced a total deficit of $48,145 since inception.

Liquidity and Capital Resources

During the three month period ended October 31, 2008, the Company satisfied its working capital needs by using loans from the Company's officer. As of October 31, 2008, the Company has cash on hand in the amount of $139. Management does not expect that the current level of cash n hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 3. Quantitative Disclosures About Market Risks

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of October 31, 2008, have concluded that, as of October 31, 2008 (the "Evaluation Date"), the Company's disclosure controls and procedures were effective to ensure the timely collection, evaluation, and disclosure of information relating to the Company that would potentially be subject to disclosure under the Securities Exchange Act of 1934, as amended, and the rules and regulations promulgated under that Act.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II: OTHER INFORMATION

Items 1. Legal Proceedings

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6: Exhibits

(a)   The following exhibit is filed as part of this report:

        31.1  Certification of Principal Executive Officer and Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32.1  Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 16, 2008

December 16, 2008	/s/ Tie Ming Li__________________
Mr. Tie Ming Li, President