Form 10-Q
period 2009-01-31
Vita Spirits Corp.
filed 2009-04-01
CIK 1371534

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2009

or

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

Large accelerated filer __	Accelerated filer __
Non-accelerated filer __	Small Reporting Company _x_

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes X    No _

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 30th, 2009 was 53,250,000 shares.

1

Part I - FINANCIAL INFORMATION

Vita Spirits Corp.
(A Development Stage Company)
Balance Sheets
As of January 31, 2009 and July 31, 2008
(Unaudited)

	January 31,	July 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 114	$ 139
Total Current Assets	114	139

TOTAL ASSETS	$ 114	$ 139

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities - related party	$ 12,480	$ 12,480
Shareholder loan	13,500	9,500
Total Current Liabilities	25,980	21,980

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value
53,250,000 shares outstanding	53,250	53,250
Additional paid in capital	(26,777)	(27,066)
Deficit, accumulated during the development stage	(52,339)	(48,025)
Total Stockholders' Deficit	(25,866)	(21,841)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 114	$ 139

The accompanying notes are an integral part of these financial statements.

Vita Spirits Corp.
(A Development Stage Company)
Statements of Operations
For the Three and Six Months Ended January 31, 2009 and 2008
And the period from April 17, 2006 (inception) through January 31, 2009
(Unaudited)

	For the		For the		April 17, 2006
	Three Months ended		Six Months Ended		(Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2009	2008	2009	2008	2009

General and Administrative Expenses
Professional Fees	$ 4,000	$ 1,250	$ 4,000	$ 4,750	$ 36,808
Management Fees	-	-	-	-	1,355
Filing Fee	-	1,250	-	1,475	6,016
Rent	-	1,350	-	2,700	7,200
Bank Charges and Interest	194	26	314	34	960
Total General and Administrative Expenses	4,194	2,851	4,314	8,959	52,339

Net (Loss) for the Period	$ (4,194)	$ (2,851)	$ (4,314)	$ (8,959)	$ (52,339)

Net Loss per Share
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares (Basic and Diluted)	53,250,000	7,100,000	53,250,000	7,100,000

The accompanying notes are an integral part of these financial statements.

Vita Spirits Corp.
(A Development Stage Company)
Statements of Cash Flows
For the Six Months Ended January 31, 2009 and 2008
And the period from April 17, 2006 (inception) through January 31, 2009
(Unaudited)

	For the		April 17, 2006
	Six Months Ended		(Inception) to
	January 31,	January 31,	January 31,
	2009	2008	2009
Cash flow from operating activities
Net loss for the period	$ (4,1314)	$ (8,959)	$ (52,339)
Imputed interest on shareholder loan	289	-	473
Changes in non-cash working capital accounts:
Accounts payable and accrued liabilities	-	2,701	12,480
Net cash used for operating activities	(4,025)	(6,258)	(39,386)

Cash flow from financing Activities
Proceeds from shareholder loan	4,000	1,300	13,500
Proceeds from sale of common stock	-	-	26,000
Net cash provided by financing activities	4,000	1,300	39,500

Net change in cash	(25)	(4,958)	114

Cash and cash equivalents, beginning of period	139	5,078	-
Cash and cash equivalents, end of period	$ 114	$ 120	$ 114

The accompanying notes are an integral part of these financial statements.

Vita Spirits Corp.
(A Development Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

Note 1.         BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vita Spirits Corp., formerly known as Revo Ventures Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Vita Spirit's audited 2008 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Vita Spirit's 2008 annual financial statements have been omitted.

The Company's primary operations began in April 2006. The Company intends to change its primary operations from an e-commerce focus to a producer of vitamin infused alcoholic beverages. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Corp. to better reflect the Company's new focus.

NOTE 2 - GOING CONCERN

Vita Spirit's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $52,339 and has insufficient working capital to meet operating needs for the next twelve months as of January 31, 2009, all of which raise substantial doubt about Vita Spirit's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

An officer loaned the Company $13,500, with no stated interest or fixed term of repayment. The total loans payable to this officer are $13,500 and $9,500 at January 31, 2009 and July 31, 2008, respectively. Imputed interest of $289 is included as an increase to additional paid in capital.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2009. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Three Months Ended January 31, 2009 compared to January 31, 2008

The Company experienced general and administration expenses of $4,194 and $2,851 for the three month periods ended January 31, 2009 and 2008, respectively. The increase in general and administration expenses for this period are attributed to an increase in professional fees incurred for meeting the requirements of a publicly reporting company.

For the three month period ended January 31, 2009, the company experienced a net loss of $4,194 compared to a loss of $2,851 for the three months ended January 31, 2008.

Six Months Ended January 31, 2009 Compared to January 31, 2008

The Company experienced general and administration expenses of $4,314 and $8,959 for the six month periods ended January 31, 2009 and 2008, respectively. The increase in general and administration expenses for this period are attributed to an increase in professional fees incurred for meeting the requirements of a publicly reporting company.

For the six month period ended January 31, 2009, the company experienced a net loss of $4,314 compared to a loss of $8,959 for the six months ended January 31, 2008, and has experienced a total deficit of $52,339 since inception.

Liquidity and Capital Resources

During the three month period ended January 31, 2009, the Company satisfied its working capital needs by using loans from the Company's officer. As of January 31, 2009, the Company has cash on hand in the amount of $114. Management does not expect that the current level of cash n hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 3. Quantitative Disclosures About Market Risks

Not applicable

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act (defined below)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended January 31, 2009 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized April 1st, 2009

April 1st, 2009	/s/ Tie Ming Li__________________
Mr. Tie Ming Li, President