Form 10-Q
period 2009-04-30
Vita Spirits Corp.
filed 2009-06-22
CIK 1371534

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2009

or

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

604-269-6622

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

Yes X    No _

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 17th, 2009 was 53,250,000 shares.

1

Part I - FINANCIAL INFORMATION

Vita Spirits Corp.

(A Development Stage Company)

Balance Sheets

As of April 30, 2009 and July 31, 2008

(Unaudited)

	April 30,	July 31,
	2009	2008
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 614	$ 139
Total Current Assets	614	139

TOTAL ASSETS	$ 114	$ 139

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities - related party	$ 12,480	$ 12,480
Shareholder loan	16,000	9,500
Total Current Liabilities	28,480	21,980

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value
53,250,000 shares outstanding	53,250	53,250
Additional paid in capital	(26,777)	(27,066)
Deficit, accumulated during the development stage	(54,339)	(48,025)
Total Stockholders' Deficit	(27,866)	(21,841)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 614	$ 139

The accompanying notes are an integral part of these financial statements.

Vita Spirits Corp.

(A Development Stage Company)

Statements of Operations

For The Three and Nine Months Ended April 31, 2009 and 2008

And the period from April 17, 2006 (inception) through April, 2009

(Unaudited)

	For the		For the		April 17, 2006
	Three Months ended		Six Months Ended		(Inception) to
	April 30,	April 30,	April 30,	April 30,	Arpril 30,,
	2009	2008	2009	2008	2009

General and Administrative Expenses
Professional Fees	$ 2,000	$ 1,500	$ 6,000	$ 6,250	$ 38,808
Management Fees	-	-	-	-	1,355
Filing Fee	-	875	-	2,350	6,016
Rent	-	1,350	-	4,050	7,200
Bank Charges and Interest	-	189	314	223	960
Total General and Administrative Expenses	2,000	3,914	6,314	12,873	54,339

Net (Loss) for the Period	$ (2,000)	$ (3,914)	$ (6,314)	$ (12,873)	$ (54,339)

Net Loss per Share
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares (Basic and Diluted)	53,250,000	7,100,000	53,250,000	7,100,000

The accompanying notes are an integral part of these financial statements.

Vita Spirits Corp.

(A Development Stage Company)

Statements of Cash Flows

For the Nine Months Ended April 30, 2009 and 2008

And the period from April 17, 2006 (inception) through April 30, 2009

(Unaudited)

	For the		April 17, 2006
	Nine Months Ended		(Inception) to
	April 30,	April 30,	April 30,
	2009	2008	2009
Cash flow from operating activities
Net loss for the period	$ (6,314)	$ (12,873)	$ (54,339)
Imputed interest on shareholder loan	289	-	473
Changes in non-cash working capital accounts:
Accounts payable and accrued liabilities	-	4,150	12,480
Net cash used for operating activities	(6,025)	(8,723)	(41,386)

Cash flow from financing Activities
Proceeds from shareholder loan	6,500	3,300	16,000
Proceeds from bank overdraft		345
Proceeds from sale of common stock	-	-	26,000
Net cash provided by financing activities	6,500	3,645	42,000

Net change in cash	475	(5,078)	614

Cash and cash equivalents, beginning of period	139	5,078	-
Cash and cash equivalents, end of period	$ 614	$ -	$ 614

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

NOTE 2 - GOING CONCERN

Vita Spirit's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $54,339 and has insufficient working capital to meet operating needs for the next twelve months as of April 30, 2009, all of which raise substantial doubt about Vita Spirit's ability to continue as a going concern.

NOTE 3 - RELATED PARTY TRANSACTIONS

An officer loaned the Company $16,000, with no stated interest or fixed term of repayment. The total loans payable to this officer are $16,000 and $9,500 at April 30, 2009 and July 31, 2008, respectively.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2009. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Three Months Ended April 30, 2009 Compared to April 30, 2008

The Company experienced general and administration expenses of $2,000 and $3,914 for the three month periods ended April 30, 2009 and 2008, respectively. The decrease in general and administration expenses for this period are attributed to an decrease in administrative expenses incurred for meeting the requirements of a publicly reporting company.

For the three month period ended April 30, 2009, the company experienced a net loss of $2,000 compared to a loss of $3,914 for the three months ended April 30, 2008.

Nine Months Ended April 30, 2009 Compared to April 30, 2008

The Company experienced general and administration expenses of $6,314 and $12,873 for the nine month periods ended April 30, 2009 and 2008, respectively. The decrease in general and administration expenses for this period are attributed to a decrease in professional fees incurred for meeting the requirements of a publicly reporting company.

For the nine month period ended April 30, 2009, the company experienced a net loss of $6,314 compared to a loss of $12,873 for the nine months ended April 30, 2008, and has experienced a total deficit of $54,339 since inception.

Liquidity and Capital Resources

During the three month period ended April 30, 2009, the Company satisfied its working capital needs by using loans from the Company's officer. As of April 30, 2009, the Company has cash on hand in the amount of $614. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 20, 2009

June 20, 2009	/s/ Tie Ming Li__________________
Mr. Tie Ming Li, President