Form 10-K
period 2009-07-31
Vita Spirits Corp.
filed 2009-11-12
CIK 1371534

10-K 1 vita10k.htm

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2009

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

604 269-6622

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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes x   No o

The aggregate market value of Vita Spirit's Common Stock owned by non-affiliates as of November 11, 2009 was $157,500.

Number of shares of each class of Vita Spirit's capital stock outstanding as of November 11, 2009: 53,250,000 shares of common stock

VITA SPIRITS CORP.

(Formerly REVO VENTURES INC.)

FORM 10-K

For the Fiscal Year ended July 31, 2009

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

PART I

Item 1.    Description of Business

Vita Spirits Corp.'s primary operations began in April 2006. The Company intends to change its primary operations from an e-commerce focus to a producer of vitamin and other mineral enriched alcoholic beverages, which will be marketed directly in China and Taiwan. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Corp. to better reflect the Company's new focus. We expect that an initial trial product will complete development by the end of June 2010. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We anticipate that in order for us to begin commercialization and retail sale of any of our intended products, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

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

Offices

The Company's headquarters and executive offices are located at Post Office 020, Lu Yuan District, Chang Chun, Jin Lin, China, 130062. Our telephone number is 604 269 6622.

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

Risks associated with Vita Spirits Corp.:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at July 31, 2009. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

6. If we are not able to effectively respond to competition, our business may fail. There are many small companies in Asia and around the world which are developing similar products to our proposed business venture. Most of these competitors have established businesses with an established customer base. We will attempt to compete against these groups by offering a much higher quality product compared to our competitors products with a more customizable product. However, we cannot assure you that such a strategy will be successful, or that competitors will not copy our business strategy. Our inability to achieve sales and revenues due to competition will have an adverse effect on our business operations and financial condition.

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

8. Our principal shareholder controls the majority of our common stock; investors will have little control over our management or other matters requiring shareholder approval. Mr. Tie Ming Li currently owns 37,500,000, or approximately 70.42%, of our outstanding common stock if the offering is completely sold, giving him the ability to control all matters submitted to our stockholders for approval and to control our management and affairs, including the election of our directors; the acquisition or disposition of our assets, the future issuance of our shares and approval of other significant corporate transactions. Our principal shareholder may also have interests that differ from yours and may vote in a way with which you disagree and which may be adverse to your interests.

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

Item 1B:     Unresolved Staff Comments

None

Item 2:    Description of Property

The Company's headquarters and executive offices are located at Post Office 020, Lu Yuan District, Chang Chun, Jin Lin, China, 130062. Our telephone number is 604-269-6622.

Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Vita Spirits Corp., or against any of our officers or directors as a result of their involvement with the Company.

As of July 31, 2009, the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2009.

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

As of July 31, 2009, there were approximately 32 stockholders of record of the Company's Common Stock.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6:     Selected Financial Data

	As of	As of	As of	As of
	July 31, 2009	July 31, 2008	July 31, 2007	July 31, 2006
Balance Sheet
Total Assets	$14	$139	$5,078	$5,000
Total Liabilities	$28,880	$21,980	$9,130	$2,825
Stockholders Equity (Deficit)	($55,707)	($21,841)	($4,052)	$2,175

	For the	For the	For the	From Inception
	Year ended	Year ended	Year Ended	through
	July 31, 2009	July 31, 2008	July 31, 2007	July 31, 2006
Income Statement
Revenues	$ -	$ -	$ -	$ -
Total Expenses	$7,682	$17,973	$27,227	$2,825
Net Loss	$7,682	$17,973	$27,227	$2,825

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

Overview

Vita Spirits Corp.'s primary operations began in April 2006. The Company intends to change its primary operations from an e-commerce focus to a producer of vitamin and other mineral enriched alcoholic beverages, which will be marketed directly in China and Taiwan. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Corp. to better reflect the Company's new focus. We expect that an initial trial product will complete development by the end of June 2010. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We anticipate that in order for us to begin commercialization and retail sale of any of our intended products, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended July 31, 2009 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $7,682 for the fiscal year ended July 31, 2009. This is compared to general and administrative expenses totaling $17,973 for the fiscal year ended July 31, 2008. This decrease in general and administrative expenses is largely attributed to a decrease in fees paid for professional services related to registering the Company for publicly trading.

We experienced a net loss of $7,682 for the fiscal year ended July 31, 2009 compared to a net loss of $17,973 for the fiscal year ended July 31, 2008.

Liquidity and Capital Resources

As of July 31, 2009, the Company had cash of $14. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 9:    Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by M&K CPAS, PLLC for the fiscal year ended July 31, 2009 and July 31, 2008. There have been no changes in or disagreements with either M&K CPAS, PLLC on accounting and financial disclosure matters at any time.

Item 9A: Controls and Procedures

Managements Evaluation of Disclosure Controls and Procedures

Our management has evaluated, under the supervision and with the participation of our chief executive officer and chief financial officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (the Exchange Act).   Based on that evaluation, our chief executive officer and chief financial officer have concluded that, as of the end of the period covered by this report, our disclosure controls and procedures are effective in ensuring that information required to be disclosed in our Exchange Act reports is (1) recorded, processed, and summarized and reported within the time periods specified in the Securities and Exchange Commissions rules and forms and (2) accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our Principal Executive Officer and Principal Financial Officer do not expect that our disclosure controls or internal controls will prevent all error and all fraud. Although our disclosure controls and procedures were designed to provide reasonable assurance of achieving their objectives and our principal executive and financial officer have determined that our disclosure controls and procedures are not effective at doing so, a control system, no matter how well conceived and operated, can provide only reasonable, not absolute assurance that the objectives of the system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented if there exists in an individual a desire to do so. There can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

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

Managements Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act.  Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of June 30, 2009. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in  Internal Control Integrated Framework. Based on our assessment we believe that, as of June 30, 2009, our internal control over financial reporting was effective based on those criteria.

Changes in Internal control Over Financial Reporting

There have been no changes in the Companys internal control over financial reporting through the date of this report or during the quarter ended June 30, 2009, that materially affected, or is reasonably likely to materially affect, the Companys internal control over financial reporting.

Independent Registered Accountants Internal Control Attestation

This annual report does not include an attestation report of the Companys registered public accounting firm regarding internal control over financial reporting.  Managements report was not subject to attestation by the Companys registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report.

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

The name, age, and position of our present officers and directors are set forth below:

Name	Age	Position Held
Tie Ming Li	41	President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2009, Form 3 reports were not timely filed by Jianbin Chen, the Company's President.

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

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Tie Ming Li	2009	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director
Gary Westbrook	2008	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director
William Deal	2008	0	0	0	0	0	0	0
Director
Jianbin Chen	2008	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

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

2009 - $9,500          M&K CPAS, PLLC

2008 - $8,800          M&K CPAS, PLLC & Gordon K.W. Gee Ltd. Chartered Accountant

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2009 - $0                M&K CPAS, PLLC

2008 - $0                M&K CPAS, PLLC & Gordon K.W. Gee Ltd. Chartered Accountant

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2009 - $0                M&K CPAS, PLLC

2008 - $0                M&K CPAS, PLLC & Gordon K.W. Gee Ltd. Chartered Accountant

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $0                     M&K CPAS, PLLC

2008 - $0                     M&K CPAS, PLLC & Gordon K.W. Gee Ltd. Chartered Accountant

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 11th day of November, 2009.

Vita Spirits Corp.

(Registrant)

By: /s/ Tie Ming Li

Tie Ming Li

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Tie Ming Li	President, CEO, Secretary, Treasurer and Director	November 11, 2009
Tie Ming Li

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders, Audit Committee and Board of Directors

Vita Spirits Corp.

(A Development Stage Company)

Chang Chun, China

We have audited the accompanying balance sheets of Vita Spirits Corp. as of July 31, 2009 and 2008, and the related statements of operations, stockholders' deficit and cash flow for the years then ended and the period from April 17, 2006 (inception) through July 31, 2009. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal controls over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Vita Spirits Corp. as of July 31, 2009 and the results of their operation and their cash flow for the periods noted, in conformity with U.S. generally accepted accounting principles.

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

/s/M&K CPAS, PLLC

Houston, Texas

November 11, 2009

Vita Spirits Corp.

(A Development Stage Company)

Balance Sheets

As of July 31, 2009 and 2008

	July 31, 2009	July 31, 2008
ASSETS
Current Assets
		[MM1]
Cash and cash equivalents	$ 14	$ 139
TOTAL CURRENT ASSETS	14	139

TOTAL ASSETS	$ 14	$ 139
		========
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities	$ 12,880	$ 12,480
Shareholder loan	16,000	9,500
Total Current Liabilities	28,880	21,980

Stockholders' Deficit

Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-
Common stock, $0.001 par value,
75,000,000 authorized,
53,250,000 and 53,250,000 shares
issued and outstanding , respectively	53,250	53,250
Additional paid in capital	(26,409)	(27,066)
Deficit accumulated during the development stage	(55,707)	(48,025)
Total Stockholders' Deficit	(28,866)	(21,841)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 14	$ 139
	========	========

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Vita Spirits Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in US Dollars)

	For the 3 Months ended,		For the 12 Months ended,		April 17, 2006 (Inception), to July 31, 2009
	July 31, 2009	July 31, 2008	July 31, 2009	July 31, 2008
General and Administrative Expenses
Professional Fees	$ 600	$ 2,500	$ 6,600	$ 8,750	$ 39,408
Management Fees	-	-	-	-	1,355
Filing Fee	400	2,261	400	4,611	6,416
Rent	-	-	4,050	4,050	7,200
Bank Charges and Interest	368	339	682	562	1,328
	1,368	5,100	7,682	17,973	55,707
Net (Loss)	$ (1,368)	$ (5,100)	$ (7,682)	$ (17,973)	$ (55,707)
	==========	==========	==========	==========	=========

Net Loss per Common Share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Shares Outstanding
Basic and diluted	53,250,000	7,100,000	53,250,000	7,100,000

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Vita Spirits Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)

	For the Year Ended July 31, 2009	For the Year Ended July 31, 2008	April 17, 2006 (Inception), to July 31, 2009
Cash Provided by (Used in)
Operating Activities
Net (Loss) for the Period	$ (7,682)	$ (17,973)	$ (55,707)
Non-cash transactions for:
Imputed Interest	657	184	841
Changes in:
Accounts payable and accrued liabilities	400	4,150	12,880
Cash Used in operating activities	(6,625)	(13,639)	(41,986)

Financing Activities
Proceeds from Shareholder Loan	6,500	8,700	16,000
Proceeds from sale of common stock		-	26,000
Cash provided by financing activities	6,500	8,700	42,000

Cash Increased (Decreased)	(125)	(4,939)	14
during the period

Cash, Beginning of Period	139	5,078	-
Cash, End of Period	$ 14	$ 139	$ 14
	=========	=========	========

Supplemental Disclosures of Cash Flow Information

Cash Paid for interest		-	-
Cash Paid for income tax		-	-

See Accompanying Summary of Accounting Policies and Notes to Financial Statements

Vita Spirits Corp.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From April 17, 2006 (Inception) to July 31, 2009

	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Balances - April 17, 2006	-	$ -	$ -	$ -	$ -

Proceeds from issuance of founders shares	37,500,000	37,500	(32,500)	-	5,000

Net Loss for the period ended July 31, 2006	-	-	-	(2,825)	(2,825)

Balance, July 31, 2006	37,500,000	37,500	(32,500)	(2,825)	2,175

Proceeds from issuance of common stock	15,750,000	15,750	5,250	-	21,000

Net Loss for the period ended July 31, 2007	-	-	-	(27,227)	(27,227)

Balances - July 31, 2007	53,250,000	$ 53,250	$ (27,520)	$ (30,052)	$ (4,052)
	========	======	========	==========	=========

Imputed interest on shareholder loan			184

Net Loss for the period ended July 31, 2008	-	-	-	(17,973)	(17,973)

Balances - July 31, 2008	53,250,000	$ 53,250	$ (27,066)	$ (48,025)	$ (21,841)
	========	======	========	==========	=========

Imputed interest on shareholder loan			657		657

Net Loss for the period ended July 31, 2009	-	-	-	(7,682)	(7,682)

Balances - July 31, 2009	53,250,000	$ 53,250	$ (26,409)	$ (55,707)	$ (28,866)
	========	======	========	==========	=========

See Accompanying Summary of Accounting Policies and Notes to financial Statements

Vita Spirits Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the year ended July 31, 2009

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

Cash and Cash Equivalents

For purposes of the statement of cash flows, the Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. As of July 31, 2009 and 2008, there were no cash equivalents.

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

Income Taxes

The Company accounts for income taxes under the Financial Accounting Standards Board of Financial Accounting Standard No. 109, "Accounting for Income Taxes" ("Statement 109"). Under Statement 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under Statement 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. There was no current or deferred income tax expense or benefits for the periods ending July 31, 2009 and 2008.

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

Website Development Cost

The Company adopted EITF 00-2, "Accounting for Website Development Costs, which specifies the appropriate accounting for costs incurred in connection with the development and maintenance of websites.  Under the EITF 00-2, website development costs are capitalized when acquired and installed, and are being amortized over its estimated useful life.  For the period ended July 31, 2009, the website development has not yet commenced and no cost has been incurred.

Stock Based Compensation

The Company has adopted SFAS No. 123(R), Accounting for Stock Based Compensation, to account for its stock issuances.  SFAS No. 123(R) requires all share-based payments to employees (which includes non-employee Board of Directors), including employee stock options, warrants and restricted stock, be measured at the fair value of the award and expensed over the requisite service period (generally the vesting period).  The fair value of common stock options or warrants granted to employees is estimated at the date of grant using the Black-Scholes option pricing model by using the historical volatility of comparable public companies.  The calculation also takes into account the common stock fair market value at the grant date, the exercise price, the expected life of the common stock option or warrant, the dividend yield and the risk-free interest rate.

Restricted stock, options or warrants issued to other than employees or directors are recorded on the basis of their fair value, which is measured as of the date required by Emerging Issues Task Force (EITF) Issue 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services.   In accordance with EITF 96-18, the options or warrants are valued using the Black-Scholes option pricing model on the basis of the market price of the underlying equity instrument on the valuation date, which for options and warrants related to contracts that have substantial disincentives to non-performance, is the date of the contract, and for all other contracts is the vesting date.  Expense related to the options and warrants is recognized on a straight-line basis over the shorter of the period over which services are to be received or the vesting period.

The Company did not grant any stock options during the period ended July 31, 2009 and 2008.

Advertising Expenses

The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2009 and 2008.

Recent Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (FASB) issued FASB Statement No. 161, Disclosures about Derivative Instruments and Hedging Activities.  The new standard is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entitys financial position, financial performance, and cash flows.  It is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The Company does not expect the adoption of this accounting pronouncement to have a significant impact on its results of operations, financial position or cash flow.

In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, The Hierarchy of Generally Accepted Accounting Principles (statement No. 162).  Statement No. 162 identifies the sources of accounting principles and the framework for selecting the principles used in preparation of the financial statements of non government entities that are presented in conformity with U.S. GAAP (the GAAP hierarchy).  Statement No. 162 will become effective sixty days following the Securities and Exchange Commissions approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The adoption of Statement No. 162 is not expected to materially impact the Companys financial position or results of operations.

2.         GOING CONCERN

Vita's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $55,707 and has insufficient working capital to meet operating needs for the next twelve months as of July 31, 2009, all of which raise substantial doubt about Vita's ability to continue as a going concern.

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

5.         RELATED PARTY TRANSACTIONS

An officer has loaned the Company $16,000, without interest and fixed term of repayment. Imputed interest in the amount of $368 has been included in additional paid in capital.

6.         INCOME TAXES

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes. During fiscal 2009 and 2008, the Company incurred net losses and, therefore, has no tax liability. The net deferred tax asset generated by the loss carry forward has been fully reserved. The cumulative net operating loss carry forward is approximately $55,000 and $48,000 at July 31, 2009 and 2008, respectively, and will expire in the years 2026 through 2028.

At July 31, 2009 and 2008, deferred tax assets consisted of the following:

	2009	2008
Net operating loss carry forward	$ 18,940	$ 16,329
Valuation allowance	(18,940)	(16,329)
Net future income tax assets	$ -	$ -

 [MM1]Please fix formatting