Form 10-Q
period 2009-10-31
Vita Spirits Corp.
filed 2009-12-18
CIK 1371534

10-Q 1 vita10q.htm

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2009

or

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

Yes X    No _

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 16th, 2009 was 53,250,000 shares.

1

Part I - FINANCIAL INFORMATION

Vita Spirits Corp.

(A Development Stage Company)

Balance Sheets

As of October 31, 2009 and July 31, 2009

(Unaudited)

	October 31,	July 31,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 14	$ 14
Total Current Assets	14	14

TOTAL ASSETS	$ 14	$ 14

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities - related party	$ 12,880	$ 12,880
Shareholder loan	16,000	16,000
Total Current Liabilities	28,880	28,880

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value
53,250,000 shares outstanding	53,250	53,250
Additional paid in capital	(26,207)	(26,409)
Deficit, accumulated during the development stage	(55,909)	(55,707)
Total Stockholders' Deficit	(28,866)	(28,866)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 14	$ 14

The accompanying notes are an integral part of these financial statements.

Vita Spirits Corp.

(A Development Stage Company)

Statements of Operations

For The Three Months Ended October 31, 2009 and 2008

And the period from April 17, 2006 (inception) through October 31, 2009

(Unaudited)

	For the		April 17, 2006
	Three Months ended		(Inception) to
	Oct. 31,	Oct. 31,	Oct. 31,
	2009	2008	2009

General and Administrative Expenses
Professional Fees	$ -	$ -	$ 39,408
Management Fees	-	-	1,355
Filing Fee	-	-	6,416
Rent	-	-	7,200
Bank Charges and Interest	202	120	1530
Total General and Administrative Expenses	202	120	55,909

Net (Loss) for the Period	$ (202)	$ (120)	$(55,909)

Net Loss per Share
Basic and diluted net loss per common share	$ (0.00)	$ (0.00)

Weighted Average Number of Shares (Basic and Diluted)	53,250,000	53,250,000

The accompanying notes are an integral part of these financial statements.

Vita Spirits Corp.

(A Development Stage Company)

Statements of Cash Flows

For the Three Months Ended October 31, 2009 and 2008

And the period from April 17, 2006 (inception) through October 31, 2009

(Unaudited)

	For the		April 17, 2006
	Three Months Ended		(Inception) to
	Oct. 31,	Oct. 31,	Oct. 31,
	2009	2008	2009
Cash flow from operating activities
Net loss for the period	$ (202)	$ (120)	$ (55,909)
Imputed interest on shareholder loan	202	120	1,043
Changes in non-cash working capital accounts:
Accounts payable and accrued liabilities	-	-	12,880
Net cash used for operating activities	-	-	(41,986)

Cash flow from financing Activities
Proceeds from shareholder loan	-	-	16,000
Proceeds from bank overdraft		-
Proceeds from sale of common stock	-	-	26,000
Net cash provided by financing activities	-	-	42,000

Net change in cash	-	-	14

Cash and cash equivalents, beginning of period	14	139	-
Cash and cash equivalents, end of period	$ 14	$ 139	$ 14
Supplementary Information Interest Paid Taxes Paid	$ - $ -	$ - $ -	$ - $ -

The accompanying notes are an integral part of these financial statements.

Vita Spirits Corp.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

 Vita Spirits Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months ended October 31, 2009

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Vita Spirits Corp., formerly known as Revo Ventures Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Vita Spirit's audited 2009 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Vita Spirit's 2009 annual financial statements have been omitted.

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

Recent Accounting Pronouncements

In June 2009 the FASB established the Accounting Standards Codification ("Codification'" or "ASC") as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in accordance with generally accepted accounting principles in the United States ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission issued under authority of federal securities laws are also sources of GAAP for SEC registrants. Existing GAAP was not intended to be changed as a result of the Codification, and accordingly the change did not impact our financial statements. The ASC does change the way the guidance is organized and presented.

Statement of Financial Accounting Standards ("SFAS'") SFAS No. 165 (ASC Topic 855), "Subsequent Events", SFAS No. 166 (ASC Topic 810), "Accounting for Transfers of Financial Assets-an Amendment of FASB Statement No. 140", SFAS No. 167 (ASC Topic 810), "Amendments to FASB Interpretation No. 46(R)", and SFAS No. 168 (ASC Topic 105), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162" were recently issued. SFAS No. 165, 166, 167, and 168 have no current applicability to the Company or their effect on the financial statements would not have been significant.

Accounting Standards Update ("ASU") ASU No. 2009-05 (ASC Topic 820), which amends Fair Value Measurements and Disclosures - Overall, ASU No. 2009-13 (ASC Topic 605), Multiple-Deliverable Revenue arrangements, ASU No. 2009-14 (ASC Topic 985), Certain Revenue Arrangements that include Software Elements, and various other ASU's No. 2009-2 through ASU No. 2009-15 which contain technical corrections to existing guidance or affect guidance to specialized industries or entities were recently issued. These updates have no current applicability to the Company or their effect on the financial statements would not have been significant.

The Company does not expect that adoption of these or other recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

Recently Issued Accounting Standards

In August 2009, the FASB issued an amendment to the accounting standards related to the measurement of liabilities that are recognized or disclosed at fair value on a recurring basis. This standard clarifies how a company should measure the fair value of liabilities and that restrictions preventing the transfer of a liability should not be considered as a factor in the measurement of liabilities within the scope of this standard. This standard was effective for the Company on October 1, 2009. The Company does not expect the impact of its adoption to be material to its financial statements.

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, will become effective for the Company on January 1, 2011.

2.         GOING CONCERN

Vita's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 55,909 and has insufficient working capital to meet operating needs for the next twelve months as of October 31, 2009, all of which raise substantial doubt about Vita's ability to continue as a going concern.

3.         RELATED PARTY TRANSACTIONS

An officer has loaned the Company $16,000, without interest and fixed term of repayment. Imputed interest in the amount of $202 has been included in additional paid in capital.

4.         SUBSEQUENT EVENTS

There have been no subsequent events since October 31, 2009 through the date of this filing.

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

Results of Operations

Three Months Ended October 31, 2009 Compared to October 31, 2008

The Company experienced general and administration expenses of $202 and $120 for the three month periods ended October 31, 2009 and 2008, respectively. The increase in general and administration expenses for this period are attributed to an increase in interest expense related to the shareholder loan.

For the three month period ended October 31, 2009, the company experienced a net loss of $202 compared to a loss of $120 for the three months ended October 31, 2008.

Liquidity and Capital Resources

During the three month period ended October 31, 2009, the Company had no working capital needs. As of October 31, 2009, the Company has cash on hand in the amount of $14. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 18, 2009

December 18, 2009	/s/ Tie Ming Li__________________
Mr. Tie Ming Li, President