Form 10-Q
period 2010-01-31
Vita Spirits Corp.
filed 2010-03-22
CIK 1371534

10-Q 1 vita10q.htm

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2010

or

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

Yes X    No _

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 19, 2010 was 53,250,000 shares.

1

Part I - FINANCIAL INFORMATION

Vita Spirits Corp.

(A Development Stage Company)

Balance Sheets

	As of January 31,	As of July 31,
	2010	2009
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 18,322	$ 14
Total Current Assets	18,322	14

TOTAL ASSETS	$ 18,322	$ 14

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts payable and accrued liabilities - related party	$ 11,630	$ 12,880
Shareholder loan	16,000	16,000
Total Current Liabilities	27,630	28,880

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-
Common Stock, $0.001 par value, 75,000,000 authorized, 53,250,000
shares issued and outstanding respecitively	103,250	53,250
Additional paid in capital	(26,005)	(26,409)
Deficit, accumulated during the development stage	(86,553)	(55,707)
Total Stockholders' Deficit	(9,308)	(28,866)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 18,322	$ 14

The accompanying notes are an integral part of these financial statements.

Vita Spirits Corp.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	For the		For the		From April 17, 2006
	Three Months Ended		Six Months Ended		(Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2010	2009	2010	2009	2010

General and Administrative Expenses
Professional Fees	$ 29,400	$ 4,000	$ 29,400	$ 4,000	$ 68,808
Management Fees	-	-	-	-	1,355
Filing Fee Rent	400	-	400		6,816 7,200
Bank charges and interest	844	194	1,046	314	2,374
Total General and Administrative Expenses	30,644	4,194	30,846	4,314	86,553

Net (Loss) for the Period	$ (30,644)	$ (4,194)	(30,846)	(4,314)	$ (86,553)

Net Loss per Share
Basic and diluted net loss per common share	(0.00)	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Number of Shares (Basic and Diluted)	53,250,000	53,250,000	53,250,000	53,250,000	53,250,000

The accompanying notes are an integral part of these financial statements.

Vita Spirits Corp.

(A Development Stage Company)

Statements of Cash Flows

For the Six Months Ended January 31, 2010 and 2009

And the period from April 17, 2006 (inception) through January 31, 2010

(Unaudited)

	For the		April 17, 2006
	Six Months Ended		(Inception) to
	Jan. 31, 2010	Jan. 31, 2009	Jan. 31,
			2010
Cash flow from operating activities
Net loss for the period	$ (30,846)	$ (4,314)	$ (86,553)
Imputed interest on shareholder loan	404	289	1,245
Changes in non-cash working capital accounts:
Accounts payable and accrued liabilities	(1,250)	-	11,630
Net cash used for operating activities	(31,692)	(4,025)	(73,678)

Cash flow from financing Activities
Proceeds from shareholder loan	-	4,000	16,000
Proceeds from bank overdraft		-
Proceeds from sale of common stock	50,000	4,000	76,000
Net cash provided by financing activities	-	-	92,000

Net change in cash	18,308	(25)	18,322

Cash and cash equivalents, beginning of period	14	139	-
Cash and cash equivalents, end of period	$ 18,322	$ 114	$ 18,322
Supplementary Information Interest Paid Taxes Paid	$ - $ -	$ - $ -	$ - $ -

The accompanying notes are an integral part of these financial statements.

Vita Spirits Corp.

(A Development Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

(Unaudited)

January 31, 2010

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

2.         GOING CONCERN

Vita's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 86,553 and has insufficient working capital to meet operating needs for the next twelve months as of January 31, 2010, all of which raise substantial doubt about Vita's ability to continue as a going concern.

3.         RELATED PARTY TRANSACTIONS

An officer has loaned the Company $16,000, without interest and fixed term of repayment. Imputed interest in the amount of $404 has been included in additional paid in capital.

4.         SUBSEQUENT EVENTS

There have been no subsequent events through the date of this filing.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2010. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Three Months Ended January 31, 2010 Compared to January 31, 2009

The Company experienced general and administration expenses of $30,644 and $4,194 for the three month periods ended January 31, 2010 and 2009, respectively. The increase in general and administration expenses for this period are attributed to an increase in professional fees.

For the three month period ended January 31, 2010 the company experienced a net loss of $30,644 compared to a loss of $4,194 for the three months ended January 31, 2009.

Liquidity and Capital Resources

During the three month period ended January 31, 2010, the Company had no working capital needs. As of January 31, 2010, the Company has cash on hand in the amount of $18,322. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 1, 2010

March 19, 2010	/s/ Tie Ming Li__________________
Mr. Tie Ming Li, President