Form 10-Q
period 2010-04-30
Vita Spirits Corp.
filed 2010-06-08
CIK 1371534

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q



[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2010

or



[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934



For the transition period from _____________________

Commission File No. 333-136981

                         Gold Dynamics Corp.

            ---------------------------------------------

            (Name of small business issuer in its charter)

                                Nevada


                                 N/A

                       (State of Incorporation)


                 (I.R.S. Employer Identification No.)



                   Post Office 020, Lu Yuan District

                          Chang Chun, Ji Lin

                      Chang Chun, China, 130062


----------------------------------------------------------------

               (Address of principal executive offices)

                             604-269-6622

                  ----------------------------------

         (Registrant's telephone number, including area code)

                 formerly known as Vita Spirits Corp.

                  Post Office 020, Lu Yuan District

                          Chang Chun, Ji Lin

                      Chang Chun, China, 130062
                      -------------------------

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

Yes X    No _

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at April 30, 2010 was 138,450,000 shares.

1

Part I - FINANCIAL INFORMATION

                         Gold Dynamics Corp.
                    (A Development Stage Company)
                            Balance Sheets

                                        April 30,   July 31,
                                        2010        2009
                                        (Unaudited) (Audited)



Assets

Current Assets - Cash and Cash          $3,059      $14
Equivalents

Website Development Costs               -           -

TOTAL ASSETS                            $3,059      $14

Liabilities

Current Liabilities

             Accounts Payable and       $11,630     $12,880
Accrued Liabilities

             Shareholder Loan           $16,000     $16,000

TOTAL CURRENT LIABILITIES               $27,630     $28,880

Stockholders' Equity

Preferred Stock. $0.001 par value.      103,250     53,250
50,000,000 authorized, none issued and
outstanding.

Common Stock. Authorized:50,000,000
common shares at $0.001 par value,
75,000,000 authorized, 53, 250,000 as
at April 22, 2008, 4,000,000 at par
value 0.0125 as at November 12, 2009
and 53, 250,000 issued and
outstanding, respectively 500,000,000
authorized. 138,450,000 issued and
outstanding as at April 30, 2010

Additional Paid-in Capital              $(25,803)   $(26,409)

Deficit accumulated during the          $(102,018)  $(55,707)
developmental stage

TOTAL STOCKHOLDERS' DEFICIT             $(24,571)   $(28,866)

TOTAL LIABILITIES AND STOCKHOLDERS'     $3,059      $14
DEFICIT

The accompanying notes are an integral part of these financial statements.



                         Gold Dynamics Corp.
                   (A Developmental Stage Company)
                       Statement of Cash Flows


					For the Nine	For the Nine	From August
					Months Ended	Months Ended	17,2006
					April 30, 	April 30,	(Inception)
					2010		2009		to April 30,
									2010
Cash Flow from Operating Activities
	Net Loss for the Period		$(46,311)	$(6,314)	$(102,018)
Imputed Interest			$606		$289		$1,447
	Changes in Accounts payable	$(1,250)	-		$11,630
and accrued liabilities
Net Cash Flow Used in Operating 	$(46,955)	$(6,025)	$(88,941)
Activities
Financing Activities
	Proceeds from Shareholder Loan	-		$6,500		$16,000
	Proceeds from Bank Overdraft	-		-		-
	Proceeds from sale of common
	stock				$50,000		-		$76,000
Net Cash Flow Provided by Financing
Activities				$50,000		-		$92,000
Cash Increase (decrease) during
the Period				$3,045		$475		$3,059
Cash, Beginning of Period		$14		$139		-
Cash, End of Period			$3,059		$614		$3,059


The accompanying notes are an integral part of these financial statements.



                         Gold Dynamics Corp.
                    (A Development Stage Company)
                       Statements of Operations


            Three       Three     Nine      Nine     From
            Months      Months    Months    Months   August 23,
            Ended       Ended     Ended     Ended    2006
            April 30,   April     April     April    (Inception)
            2010        30, 2009  30, 2010  30, 2009
                                                     to April
                                                     30, 2010


General     $15,000     -         $15,000   -        $22,200
and
Administrative
Expenses

Filing Fees $222        -         $622      -        $7,038

Management  -           -         -         -        $1,355
Fees

Bank        $243        -         $1,289    $314     $2,617
Charges
and
Interest

            -           $2,000    $29,400   $6,000   $68,808
Professional
Fees

Net (loss)  $(15,465)   $(2,000)  $(46,311) $(6,314) $(102,018)
for the
period

Net (loss)  0.00        0.00      0.00      0.00     0.00
per share
- Basic
and Diluted

Weighted   138,450,000 53,250,000 81,854,396 53,250,000
Average
Shares
Outstanding



- Basic
and Diluted




The accompanying notes are an integral part of these financial statements.



Gold Dynamics Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months ended April 30, 2010


1. BASIS OF PRESENTATION
The accompanying unaudited interim financial statements of Gold Dynamics Corp. formerly known as Vita Spirits Corp., formerly known as Revo Ventures Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Gold Dynamics Corp. audited 2009 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Gold Dynamics Corp.'s 2009 annual financial statements have been omitted.

The Company's primary operations began in April 2006. Gold Dynamics Corp.'s primary operations began in April 2006. The Company intends to change its focus of primary operations from a producer of vitamin infused alcoholic beverages to exploration of mining opportunities.
 As part of the change in operations, the Company has undergone a name change from Vita Spirits Corp. to Gold Dynamics Corp. to better reflect the Company's new focus.

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

2.         GOING CONCERN
Gold Dynamics Corp. financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 102,018 and has insufficient working capital to meet operating needs for the next twelve months as of April 30, 2010, all of which raise substantial doubt about ability to continue as a going concern.

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

On November 12, 2009, the Company sold 4,000.000 common shares at $
0.0125 per share to an investor for the total proceeds of $50,000.

On January 25, 2010, the Company increased their authorized shares from 75,000,000 to 500,000,000 and their issued and outstanding shares from 53,250,000 to 138,450,000, issued and outstanding as of April 30 ,2010.

4.         RELATED PARTY TRANSACTIONS
An officer has loaned the Company $16,000, without a fixed term of repayment. Imputed interest in the amount of $ 1,447 has been included in additional paid in capital.

5.         SUBSEQUENT EVENTS
There have been no subsequent events since April 30, 2010 through the date of this filing.







Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

This 10-Q contains forward-looking statements. Our actual results could differ materially from those set forth as a result of general economic conditions and changes in the assumptions used in making such forward-looking statements. The following discussion and analysis of our financial condition and results of operations should be read together with the audited consolidated financial statements and accompanying notes and the other financial information appearing elsewhere in this report. The analysis set forth below is provided pursuant to applicable Securities and Exchange Commission regulations and is not intended to serve as a basis for projections of future events. Refer also to "Cautionary Note Regarding Forward Looking Statements" and "Risk Factors" below.

The following discussion and analysis provides information which management of Gold Dynamics Corp. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2010. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Overview

Gold Dynamics Corp.'s primary operations began in April 2006. The Company intends to change its focus of primary operations from a producer of vitamin infused alcoholic beverages to exploration of mining opportunities . As part of the change in operations, the Company has undergone a name change from Vita Spirits Corp. to Gold Dynamics Corp. to better reflect the Company's new focus.
We anticipate that in orderfor us to begin exploration into the mining industry, we will needto raise additional capital. We currently do not have any specific plans to raise these funds.

Results of Operations

Nine Months Ended April 30, 2010 Compared to April 30, 2009

The Company experienced general and administration expenses of $15,000 for the nine month period ended April 30, 2010. General and administrationexpenses for this period are attributed to an increase in professional fees.

For the nine month period ended April 30, 2010 the company experienced a net loss of $15,465 compared to a loss of $2,000 for the nine months ended April 30, 2009.

Liquidity and Capital Resources

During the nine month period ended April 30, 2010, the Company had no working capital needs. As of April 30, 2010, the Company has cash on hand in the amount of $3,059. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 8, 2010





June 8, 2010


/s/  Tie Ming Li__________________




Mr. Tie Ming Li, President