Form 10-Q/A
period 2010-04-30
Vita Spirits Corp.
filed 2010-07-28
CIK 1371534

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q/A



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

Yes _  No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at April 30, 2010 was 138,450,000 shares.


Explanatory Note: This amendment to the Company s Quarterly Report on Form 10-Q for the period ended April 30, 2010 has been filed to indicate that the company is no longer a shell company. The company, as explained in Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations, has undergone a name change and changed its operations direction from vitamin infused alcoholic beverages to exploration of mining opportunities. It has also undergone a stock split. These actions are in furtherance of the company's business plan of becoming a mining company.




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