Form 10-K/A
period 2007-07-31
Vita Spirits Corp.
filed 2010-10-07
CIK 1371534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - KSB/A

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

Transitional Small Business Disclosure Format (Check One): Yes [   ]  No[ x ]

Explanatory Note: This amendment to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2007 has been filed to indicate that in Note 3 under Notes to Financials Statements has been revised because it indicates that common shares were sold pursuant to a private placement memorandum, however, it should read: the Company sold 2,100,00 common shares pursuant to a registration statement.

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

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2006 - $0                     McElravy, Kinchen & Associates, P.C. & Gordon K.W. Gee Ltd. Chartered Accountant

2005 - $0                     Gordon K.W. Gee Ltd, Chartered Accountant.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of October, 2010

Revo Ventures Inc.

(Registrant)

By: /s/ Tie Ming Li

Tie Ming Li

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date
/s/ Tie Ming Li	President, CEO, Secretary, Treasurer and Director	October 6, 2010
Tie Ming Li

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

3.         COMMON STOCK TRANSACTIONS

On July 14, 2006, the Company sold 5,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $5,000.

On May 6, 2007, the Company sold 2,100,000 common shares pursuant to a registration statement at $0.01 per share for total proceeds of  $21,000.

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