Form 10-K/A
period 2009-07-31
Vita Spirits Corp.
filed 2010-10-07
CIK 1371534

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

Number of shares of each class of Vita Spirit's capital stock outstanding as of November 11, 2009: 53,250,000 shares of common stock.

Explanatory Note: This amendment to the Company's Quarterly Report on Form 10-Q for the period ended July 31, 2009 has been filed to indicate that in Note 3 under Notes to Financials Statements has been revised because it indicates that common shares were sold pursuant to a private placement memorandum, however, it should read: the Company sold 2,100,00 common shares pursuant to a registration statement.

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

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2009 - $0                     M&K CPAS, PLLC

2008 - $0                     M&K CPAS, PLLC & Gordon K.W. Gee Ltd. Chartered Accountant

12

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 6th day of Ocotber, 2010.

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