Form 10-Q/A
period 2010-04-30
Vita Spirits Corp.
filed 2010-10-07
CIK 1371534

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q/A-2



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

                                Nevada


                                 N/A

                       (State of Incorporation)


                 (I.R.S. Employer Identification No.)

		         2248 Meridian Blvd.
				Ste H
			  Minden, NV 89423




----------------------------------------------------------------

               (Address of principal executive offices)

                             949-419-6588

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


Explanatory Note: This amendment to the Company's Quarterly Report on Form 10-Q/A for the period ended April 30, 2010 has been filed to indicate that in Note 3 under Notes to Financials Statements has been revised because it indicates that common shares were sold pursuant to a private placement memorandum, however, it should read: the Company sold 2,100,00 common shares pursuant to a registration statement.




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

On May 6, 2007, the Company sold 2,100,000 common shares pursuant to a registration statement at $0.01 per share for total proceeds of
$21,000

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







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized October 6, 2010





October 6, 2010


/s/  Tie Ming Li__________________




Mr. Tie Ming Li, President