Form 10-K
period 2010-07-31
Gold Dynamics Corp.
filed 2010-10-29
CIK 1371534

UNITED STATES

                  SECURITIES AND EXCHANGE COMMISSION

                        Washington, D.C. 20549

                             Form 10 - K

                              (Mark One)

[ x ]    ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                         EXCHANGE ACT OF 1934

            For the Fiscal Period year ended July 31, 2010

[    ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______________ to ___________________



                  Commission file number: 333-136981

                         Gold Dynamics Corp.

            ----------------------------------------------

  (Exact name of small business issuer as specified in its charter)

                                Nevada
                                 N/A

    (State or other jurisdiction of incorporation or organization)
                        (IRS Employer Number)


                         2248 Meridian Blvd.
                                Ste H
                           Minden, NV 89423

      ----------------------------------------------------------

               (Address of principal executive office)

                             949-419-6588
                  ----------------------------------

                     (Issuer's telephone number)

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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes_    No X

The aggregate market value of Gold Dynamics Common Stock owned by non-affiliates as of October 29, 2010 was $157,500.

Number of shares of each class of Gold Dynamics capital stock outstanding as of October 29, 2010: 53,250,000 shares of common stock



1









                         GOLD DYNAMICS CORP.



                              FORM 10-K

               For the Fiscal Year ended July 31, 2010

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





PART I

Item 1.    Description of Business

Gold Dynamics Corp formerly known as Vita Spirit's Corp, formerly known as Revo Ventures Inc. began primary operations began in April 2006. The Company changed its focus of primary operations from a producer of vitamin infused alcoholic beverages to exploration of mining opportunities. As part of the change in operations, the Company has undergone a name change from Vita Spirits Corp. to Gold Dynamics Corp. to better reflect the Company's new focus. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We anticipate that in order for us to begin commercialization and retail sale of any of our intended products, we will need to raise additional capital. We currently do not have any specific plans to raise these funds.

Competition

We will have to compete with other mineral resource exploration and development companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration and development companies with whom we compete have greater financial and technical resources than us. Accordingly, these competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford greater geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact on our ability to finance further exploration and to achieve the financing necessary for us to develop our mineral properties.



Insurance

Currently, we have no insurance coverage.


Government Regulation

We are currently not subject to any government regulations.


Offices

2248 Meridian Blvd. Ste H, Minden, NV 89423


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

Risks associated with Gold Dynamics Corp.:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at July 31, 2010. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

6.Because of the speculative nature of mineral exploration, there is substantial risk that no commercially viable mineral deposits will be found.

Exploration for commercially viable mineral deposits is a speculative venture involving substantial risk. We cannot guarantee our investors that our mining claim contains commercially viable mineral deposits. The exploration program that we will conduct on our claim may not result in the discovery of commercial viable mineral deposits. Problems such as unusual and unexpected rock formations and other conditions are involved in mineral exploration and often result in unsuccessful exploration efforts. In such a case, we may be unable to complete our business plan and investors could lose their entire investment in this offering.

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

Item 1B:     Unresolved Staff Comments

None

Item 2:    Description of Property

The Company's headquarters and executive offices are located at 2248 Meridian Blvd. Ste H, Minden, NV 89423.



Item 3:     Legal Proceedings

There are no existing, pending or threatened legal proceedings involving Gold Dynamics Corp., or against any of our officers or directors as a result of their involvement with the Company.



As of July 31, 2010, the Company does not retain a legal counsel.

Item 4:      Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2010.



PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "GLDN". Our common stock has been listed on the OTC Bulletin Board since March 15, 2010. There is currently no active trading in our common stock and there has been no active trading since our common stock has been listed on the OTC Bulletin Board.

As of July 31, 2010, there were approximately 32 stockholders of record of the Company's Common Stock.

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



Item 6:     Selected Financial Data

                     As of     As of    As of   As of   As of
                     July 31,  July     July    July    July
                     2010      31, 2009 31,     31,     31, 2006
                                        2008    2007

Balance Sheet

Total Assets         $2,063    $14      $139    $5,078  $5,000

Total                $27,630   $28,880  $21,980 $9,130  $2,825
Liabilities

Stockholders Equity  $(25,567)$(28,866)$(21,841)$(4,052)$2,175
(Deficit)








                     For the   For the  For     For     From
                     year      year     the     the     inception
                     ended     ended    year    year
                     July 31,  July     ended   ended   through
                     2010      31, 2009 July    July    July
                                        31,     31,     31, 2006
                                        2008    2007

Income Statement

Revenues             $-        $-       $-      $-      $-

Total Expenses       $7,509    $7,682   $17,973 $27,227 $2,825

Net Loss             $47,509   $7,682   $17,973 $27,227 $2,825





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

Overview
Gold Dynamics Corp formerly known as Vita Spirit's Corp, formerly known as Revo Ventures Inc. began primary operations began in April 2006. The Company changed its focus of primary operations from a producer of vitamin infused alcoholic beverages to exploration of mining opportunities. As part of the change in operations, the Company has undergone a name change from Vita Spirits Corp. to Gold Dynamics Corp. to better reflect the Company's new focus. We currently have not advanced beyond the business plan state from our inception until the date of this filing. We anticipate that in order for us to begin commercialization and retail sale of any of our intended products, we will need to raise additional capital. We currently do not have any specific plans to raise these funds

Results of Operations

Revenues

There were no revenues generated for the fiscal period ended July
31, 2010 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $47,509 for the fiscal year ended July 31, 2010. This is compared to general and administrative expenses totaling $7,682 for the fiscal year ended July 31, 2009. This increase in general and administrative expenses is largely attributed to an increase in fees paid for professional services related to registering the Company for publicly trading.

We experienced a net loss of $47,509 for the fiscal year ended July 31, 2010 compared to a net loss of $7,682 for the fiscal year ended July 31, 2009.

Liquidity and Capital Resources

As of July 31, 2010, the Company had cash of $2,063. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 9: Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Stan Lee CPA, CMA for the fiscal year ended July 31, 2010 and M&K CPAS, PLLC July 31, 2009. There have been no changes in or disagreements with Stan Lee CPA, CMA or Kon accounting and financial disclosure matters at any time.

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



Managements Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2010. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on our assessment we believe that, as of July 31, 2010, our internal control over financial reporting was effective based on those criteria.



Changes in Internal control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended July 31, 2010, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.



Independent Registered Accountants Internal Control Attestation

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Managements report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only managements report in this annual report.



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

The name, age, and position of our present officers and directors are set forth below:

Name              Age       Position Held

Tie Ming Li       42        President, Principal Executive Officer,
                            Principal Financial Officer,Principal
                            Accounting Officer, Treasurer,
                            Secretary,and Director


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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission
(SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2010, Form 3 reports were not timely filed by Tie Ming Li, the Company's President.

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

Summary Compensation Table

Name           Year      Salary  $  Bonus $     Other     Restricted  Securities         LTIP       All Other
and                                             Annual    Stock       Underlying         Payouts    Compensation $
Principal                                       CompensationAwards $  Options/SARSs (#)  ($)
Posit                                           ($)
ion


Ti Ming Li     2010      0          0           0         0           0                  0          0
President,
Treasurer,
Secretary,
and Director

Ti Ming Li
President,     2009      0          0           0         0           0                  0          0
Treasurer,
Secretary,
and Director

Gary           2008      0          0           0         0           0                  0          0
Westbrook
President,
Treasurer,
Secretary,
and Director

William Deal   2008      0          0           0         0           0                  0          0
Director

Jianbin Chen   2008
President,
Treasurer,
Secretary,
and Director

Jianbin Chen   2007
President,
Treasurer,
Secretary,
and Director

Jianbin Chen   2006      0          0           0         0           0                  0          0
President,
Treasurer,
Secretary,
and Director





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

Item 12: Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters

The following table sets forth, as of the date of this prospectus, the total number of shares owned beneficially by each of our directors, officers and key employees, individually and as a group, and the present owners of 5% or more of our total outstanding shares. The table also reflects what their ownership will be assuming completion of the sale of all shares in this offering. The stockholders listed below have direct ownership of his/her shares and possess sole voting and dispositive power with respect to the shares. The address for each person is our address at 2248 Meridian Blvd. Ste H, Minden, NV 89423.


Name of Beneficial
Owner                 Direct Amount of
                      Beneficial Owner  Position       Percent
                                                       of Class

Jianbin Chen          37,500,000       Greater than     70.4%
                                      5% shareholder




All officers and directors as a Group (1 person)        70.4%





Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 5,000,000 shares of common stock to Jianbin Chen, our president and a member of the board of directors in July 2006, in consideration of $5,000.

Item 13: Exhibits

Exhibit No.     Description

3.1*            Articles of Incorporation of the Company
                (incorporated by reference to the Form SB-2 filed
                with the Securities and Exchange Commission on August
                30,2007

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

2010 - $3,500         Stan Lee CPA, CMA

2009 - $9,500         M&K CPAS, PLLC



2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2010 - $0               Stan Lee CPA, CMA

2009 - $0               M&K CPAS, PLLC



3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2010 - $0               Stan Lee CPA, CMA

2009 - $0               M&K CPAS, PLLC

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 - $0                Stan Lee CPA, CMA

2009 - $0                M&K CPAS, PLLC









12



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 29th day of October, 2010.

Gold Dynamics Corp.

(Registrant)

By: /s/ Tie Ming Li

Tie Ming Li

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                Title                            Date
/s/ Tie Ming Li       President, CEO, Secretary,         October 29,
                                                            2010
 Tie Ming Li           Treasurer and Director















INDEX TO FINANCIAL STATEMENTS



Report of Independent Registered Public Accounting Firm





Balance Sheets for the fiscal years ended July 31, 2010 and 2009
 F-2




Statements of Operations for the fiscal year ended July 31, 2010 and 2009 and the period from April 17, 2006 (inception) through July 31, 2010
 F-3




Statements of Cash Flows for the fiscal year ended July 31, 2010 and 2009 and the period from April 17, 2006 (inception) through July 31, 2010
 F-4




Statements of Stockholder's Equity (Deficit) for the period from April 17, 2006 (inception) through July 31, 2010
 F-5




Notes to Financial Statements
 F-6
























REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Stan J.H. Lee, CPA
2160 North Central Rd, Suite 203,  Fort Lee,  NJ 07024
P.O. Box 436402,  San Diego,  CA 92143-9402
619-623-7799,   Fax 619-564-3408,   stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Management of Gold Dynamics Corp.

We have audited the accompanying balance sheets of Gold Dynamics Corp. as of July 31, 2010 and the related statements of operations, changes in shareholders' equity (deficit) , and cash flows for the fiscal year ended July 31, 2010 . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining on a test basis, evidence supporting the amount and disclosures in the combined financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Dynamics Corp. as of July 31, 2010 and the results of their operations and their cash flows for the fiscal year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in the notes , the Company's continuing significant operating losses and lack of liquidity raise substantial doubt about its ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.



 /s/ Stan J.H. Lee, CPA
--------------------------------------
Stan J.H. Lee
Certified Public Accountants
Fort Lee, NJ
October 26, 2010



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

/s/M&K CPAS, PLLC

Houston, Texas

November 11, 2009




F-1



Gold Dynamics Corp.

(A Development Stage Company)

Balance Sheets




                                        As of July 31, 2010             As of July 31, 2009
                                        (Unaudited)                     Audited

       Assets

Current Assets

       Cash and Cash Equivalents        $2,063                          $14

Total Current Assets                    $2,063                          $14

Total Assets                            $2,063                          $14

       Liabilities and Stockholders'
Equity

Current Liabilities

       Accounts Payable and Accrued     $11,630                         $12,880
Liabilities

       Shareholder Loan                 $16,000                         $16,000

Total Current Liabilities               $27,630                         $28,880



Stockholders' Deficit

Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and
outstanding. Common stock, Authorized:
50,000,000, common shares at $0.01 par
value 75,000,000 authorized, 53,
250,000 as at April 22, 4,000,000 at
par value 0.0125 as at November 12,     103.250                         53,250
2009 and 53, 250,000 shares issued and
outstanding, respectively 500,000,000
authorized, 138, 450,000 issued and
outstanding as at April 30, 2010.

Additional paid in capital              (25,601)                        (26,409)

(Deficit) accumulated during the        (103,216)                       (55,707)
developmental stage

Total Stockholders' Deficit             (25,567)                        (28,866)

Total Liabilities and Stockholders'     $2,063                          $14
Deficit

The accompanying notes are an integral part of the consolidated financial statements.




















F-2



Gold Dynamics Corp.

(A Development Stage Company)

Statements of Operations

(Expressed in US Dollars)




                            Year Ended

                            July 31, 2010 July 31,     April 17,
                                          2009         2006
                                                       (Inception)
                                                       to July 31,
                                                       2010

General and Administration
Expenses

Professional Fees           $30,396       $6,600       $69,804

Consultation Fees           $15,000       -            $15,000

Management Fees             -             -            $1,355

Filing Fees                 $622          $400         $7,038

Rent                        -             -            $7,200

Bank Charges and Interest   $1,491        $682         $2,819

Net (loss) for the period   $(47,509)     $(7,682)     $(103,216)

Net (loss) per share

       Basic and diluted    -             -            -

Weighted Average Number of
Common Shares Outstanding

       Basic and diluted    103,250,00    53,250,00    -



The accompanying notes are an integral part of the consolidated financial statements.





F-3

Gold Dynamics Corp.

(A Development Stage Company)

Statements of Cash Flows

(Expressed in US Dollars)


                                           Year Ended

                                           July 31, 2010   July 31, 2009   April 17, 2006
                                                                           (Inception) to July
                                                                           31, 2010

Operating Activities

       Net (loss) for the period           $(47,509)       $(7,682)        $(103,216)

Adjustments to reconcile net loss to net cash

       Used in operating activities        -               -               -

       Imputed Interest                    $808            $657            $1,649

Changes in:

       Accounts payable and accrued        $(1,250)        $400            $11,630
liabilities

Net cash used for operating activities     $(47,951)       $(6,625)        $(89,937)

Financing Activities

       Additional Paid in Capital          -               -               $(25,601)

       Proceeds from shareholder loan      -               $6,500          $16,000

       Proceeds from Bank Overdraft        -               -               -

       Proceeds from sale of common stock  $50,000         -               $101,601

Net cash provided by financing activities  $50,000         $6,500          $92,000

Net change in cash                         $2,049          $(125)          $2,063

Cash, Beginning of Period                  $14             $139            -

Cash, End of Period                        $2,063          $14             $2,063

Supplementary Information:

       Interest Paid                       -               -               -

       Taxes Paid                          -               -               -

The accompanying notes are an integral part of the consolidated financial statements.





F-4





Gold Dynamics Corp.

(A Development Stage Company)

Statements of Stockholders' Equity (Deficit)

From April 17, 2006 (Inception) to July 31, 2010

                             Common Stock

                             Shares        Amount     Additional    Deficit       Total
                                                      Paid-in       Accumulated   Stockholders'
                                                      Capital       During the    Equity
                                                                    Development   (Deficit)
                                                                    Stage

Balances - April 17, 2006    -             -          -             -             -

Proceeds from issuance of    37,500,000    $37,500    $(32,500)     $0            $5,000
founders shares

Net Loss for the period      -             -          -             $(2,825)      $(2,825)
ended July 31, 2006

Balance, July 31, 2006       37,500,000    37,500     $(32,500)     $(2,825)      $2,175

Proceeds from issuance of    15,750,000    $15,750    $5,250        -             $21,000
common stock

Net Loss for the period      -             -          -             $(27,227)     $(27,227)
ended July 31, 2007

Balances - July 31, 2007     53,250,000    $53,250    $(27,520)     $(30,052)     $(4,052)

Imputed interest on                                   184
shareholder loan

Net loss for the period      -             -          -             $(17,973)     $(17,973)
ended July 31, 2008

Balances - July 31, 2008     53,250,000    $53,250    $(27,066)     $(48,025)     $(21,841)

Imputed interest on                                   657
shareholder loan

Net Loss for the period      -             -          -             $(7,682)      $(7,682)
ended July 31 2009

Balances July 31, 2009       53,250,000    $53,250    $(26,409)     $(55,707)     $(28,866)

Proceeds from issuance of    50,000,000    $50,000
common stock

Imputed interest on                                   808
shareholder loan

Net loss for the period      -             -          -             $(47,509)     $(47,509)
ended July 31, 2009

Balances - July 31, 2010     103,250,000   $103,250   $(25,601)     $(103,216)    $(25,567)



The accompanying notes are an integral part of the consolidated financial statements.




F-5

Vita Spirits Corp.

(A Development Stage Company)




Gold Dynamics Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Year ended July 31, 2010


1. BASIS OF PRESENTATION
The accompanying unaudited interim financial statements of Gold Dynamics formerly known as Vita Spirits Corp., formerly known as Revo Ventures Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Vita Spirit's audited 2009 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Gold Dynamic's 2009 annual financial statements have been omitted.

The Company's primary operations began in April 2006. The Company intends to change its primary operations from an e-commerce focus to a producer of vitamin infused alcoholic beverages. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Inc. to Gold Dynamics Corp. to better reflect the Company's new focus.

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

2.         GOING CONCERN
Gold Dynamic's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 103,216 and has insufficient working capital to meet operating needs for the next twelve months as of July 31, 2010, all of which raise substantial doubt about Vita's ability to continue as a going concern.

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

As of July 31, 2010, total common share authorized is 500,000,000. Common share issued and outstanding for the same period is 138,450,000.

4.         RELATED PARTY TRANSACTIONS
An officer has loaned the Company $16,000, without a fixed term of repayment. Imputed interest in the amount of $ 1,649 has been included in additional paid in capital.

5.         SUBSEQUENT EVENTS
There have been no subsequent events since July 31, 2010 through the date of this filing.