Form 10-K/A
period 2010-07-31
Gold Dynamics Corp.
filed 2010-11-12
CIK 1371534

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

Large accelerated filer o Accelerated filer o

Non-accelerated filer o Smaller reporting company x

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes_    No X

The aggregate market value of Gold Dynamics Common Stock owned by non-affiliates as of November 10, 2010 was $157,500.

Number of shares of each class of Gold Dynamics capital stock outstanding as of November 10, 2010: 53,250,000 shares of common stock

Explanatory Note:

Gold Dynamics Corp. (the "Company") is filing this Amendment No. 1 to the Annual Report on Form 10-K (the "Form 10-K/A") to amend its Annual Report on Form 10-K for the year ended July 31, 2010, which was filed with the Securities and Exchange Commission ("SEC") on October 29, 2010 because a report from 2009 from M&K CPAS, PLLC which was included in the first filing was in error which prompted the Company to re-file an amended 10K with the correct audit opinion for 2009 and 2010 from Stan J.H. Lee CPA.



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

The Company has never issued securities under and does not have any equity compensation plan.



Item 6:     Selected Financial Data

                                As of July    As of July    As of July   As of July  As of July
                                31, 2010      31, 2009      31,          31, 2007    31, 2006
                                                            2008

Balance Sheet

Total Assets                    $2,063        $14           $139         $5,078      $5,000

Total Liabilities               $27,630       $28,880       $21,980      $9,130      $2,825

Stockholders Equity (Deficit)   ($25,567)     ($28,866)     ($21,841)    ($4,052)    $2,175


                                For the year  For the year  For the      For the     From
                                ended July    ended July    year ended   year ended  inception
                                31, 2010      31, 2009      July 31,     July 31,    through
                                                            2008         2007        July 31,
                                                                                     2006


Income Statement

Revenues                        $-            $-            $-           $-          $-

Total Expenses                  $7,509        $7,682        $17,973      $27,227     $2,825

Net Loss                        $47,509       $7,682        $17,973      $27,227     $2,825




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

Item 9: Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Stan
Lee CPA, CMA for the fiscal year ended July 31, 2010 and  2009.
There have been no changes in or disagreements with Stan Lee CPA on accounting and financial disclosure matters at any time.

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

The name, age, and position of our present officers and directors are set forth below:

Name              Age       Position Held

Tie Ming Li     42        President, Principal Executive Officer,
                          Principal Financial Officer, Principal
                          Accounting Officer, Treasurer,
                          Secretary,and Director


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

Summary Compensation Table

Name and       Year      Salary  $  Bonus $     Other     Restricted  Securities         LTIP       All Other
Principal                                       Annual    Stock       Underlying         Payouts    Compensation $
Position                                        CompensationAwards $  Options/SARSs (#)  ($)
                                                ($)

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


Name of Beneficial Owner  Direct Amount of
                         Beneficial Owner   Position     % of Class

Jianbin Chen             37,500,000         Greaterthan      70.4%
                                          5% shareholder



All officers and directors as a Group (1 person)            70.4%






Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 12: Certain Relationships and Related Transactions

We issued 5,000,000 shares of common stock to Jianbin Chen, our president and a member of the board of directors in July 2010, in consideration of $5,000.

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

2010 - $3,500         Stan Lee CPA, CMA
2009 - $1,000         Stan Lee CPA, CMA
2009 - $9,500         M&K CPAS, PLLC



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

2010 - $0               Stan Lee CPA, CMA

2009 - $0               M&K CPAS, PLLC

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2010 - $0                    Stan Lee CPA, CMA

2009 - $0                    M&K CPAS, PLLC









12



SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th day of November, 2010.

Gold Dynamics Corp.

(Registrant)

By: /s/ Tie Ming Li

Tie Ming Li

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature                Title                      Date
/s/ Tie Ming Li       President, CEO, Secretary,  November 10,2010
 Tie Ming Li           Treasurer and Director















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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Management of Gold Dynamics Corp.


We have audited the accompanying balance sheets of Gold Dynamics Corp. as of July 31, 2010 and 2009 and the related statements of operations, changes in shareholders' equity (deficit) , and cash flows for the fiscal years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Dynamics Corp. as of July 31, 2010 and 2009 and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

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



 /s/ Stan J.H. Lee, CPA
--------------------------------------
Stan J.H. Lee
Certified Public Accountants
Fort Lee, NJ
November 9, 2010

























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
2009 and 53, 250,000 shares issued and
outstanding, respectively 500,000,000
authorized, 138, 450,000 issued and
outstanding as at July 31, 2010 and
53, 250,000, July 31, 2009

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