Form 10-Q
period 2010-10-31
Gold Dynamics Corp.
filed 2010-12-08
CIK 1371534

U.S. Securities and Exchange Commission

			Washington, D.C. 20549



				FORM 10-Q



[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF  THE SECURITIES AND EXCHANGE ACT OF 1934

		For the quarterly period ended October 31, 2010

or



[   ]              TRANSITION REPORT  PURSUANT TO SECTION 13 OR
15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934



	For the transition period from _____________________

			Commission File No. 333-136981



			Gold Dynamics Corp.

	  ---------------------------------------------

	(Name of small business issuer in its charter)

				Nevada

			(State of Incorporation)

 				N/A
 		(I.R.S. Employer Identification No.)



			  2248 Meridian Blvd.
   				Ste H
  			   Minden, NV 89423



----------------------------------------------------------------------

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

Yes     No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 7th, 2010 was 138,450,000 shares.

1

Part I - FINANCIAL INFORMATION

Gold Dynamics Corp.

(A Development Stage Company)

Balance Sheets

                                   October 31,    July 31, 2010
                                   2010           (Audited)
                                   (Unaudited)

Assets

Current Assets - Cash and Cash     $63            $2,063
Equivalents

                                   $63            $2,063

TOTAL ASSETS

               Liabilities

Current Liabilities

Accounts Payable and Accrued       $11,230        $11,230
Liabilities -          Related
Party

Loan from Related Party            $16,000        $16,000

TOTAL CURRENT LIABILITIES          $27,230        $27,630

Stockholders' Equity - Common
Stock

Preferred Stock, $0.001 par value  -0-            -0-
50,000,000 authorized, none
issued and outstanding

           Common stock,           103,250        103,250
Authorized: 50,000,000 common
shares at $0.001 par value
75,000,000 authorized, 53,
250,000 as at April 22, 4,000,000
at par value 0.0125 as at
November 12, 2009 and 53,250,000
shares issued and outstanding,
respectively 500,000,000
authorized, 138,450,000 issued
and outstanding as at October 31,
2010

Additional Paid-in Capital         (25,399)       (25,601)

Deficit accumulated during the     $(105,018)     $(103,216)
developmental stage

TOTAL STOCKHOLDERS' DEFICIT        $(27,167)      $(25,567)

TOTAL LIABILITIES AND              $63            $2,063
STOCKHOLDERS' DEFICIT

The accompanying notes are an integral part of these financial statements.

Gold Dynamics Corp.
(A Development Stage Company)
Statement of Operations
(Unaudited)


                    Three Months   Three Months   From April
                    Ended October  Ended October  17, 2006
                    31, 2010       31, 2009       (Inception)
                                                  to October
                                                  31, 2010


General and
Administrative
Expenses

Filing Fees         -              -              $7,038

Professional Fees   $1,600         -              $71,404

Consultation Fees   -              -              $15,000

Bank Charges   and  $202           $202           $3,021
Interest

Management Fees     -              -              $1,355

Rent                -              -              $7,200

Net (loss) for the  $(1,802)       $(202)         $(105,018)
period

Net (loss) per      0.00           0.00           0.00
share - Basic and
Diluted

Weighted Average    103,250,000    53,250,000
Shares Outstanding
- Basic and Diluted


The accompanying notes are an integral part of these financial statements.




Gold Dynamics Corp.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

                       For the       For the       April 17,
                       Three Months  Three Months  2006
                       Ended         Ended         (Inception)
                       October 31,   October 31,   to October
                       2010          2009          31, 2010

Cash Flow from
Operating Activities

Net loss for the       $(1,802)      $(202)        $(105,018)
Period

Adjustments to
reconcile net loss to
net cash

Used in operating      -             -             -
activities

Imputed interest       $202          $202          $1,851

Changes in accounts    $(400)        -             $11,230
payable and accrued
liabilities

Net Cash Flow Used in  $(2,000)      -             $(91,937)
Operating Activities

Financing Activities

Additional Paid in     -             -             $(25,399)
Capital

Proceeds from          -             -             $16,000
shareholder loan

Proceeds from Bank     -             -             -
Overdraft

Proceeds from sale of
common stock           -             -             $101,399

Net Cash Flow                                      $92,000
Provided by Financing
Activities

Net change in cash     $(2,000)                    $63

Cash, Beginning of     $2,063        $14           -
Period

Cash, End of Period    $63           $14           $63

The accompanying notes are an integral part of these financial statements.







Gold Dynamics Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Three Months Ended October 31, 2010


1. BASIS OF PRESENTATION
The accompanying unaudited interim financial statements of Gold Dynamics formerly known as Vita Spirits Corp., formerly known as Revo Ventures Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Gold Dynamics Corp. audited 2010 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Gold Dynamics 2010 annual financial statements have been omitted.

The Company's primary operations began in April 2006. The Company intends to change its primary operations from an e-commerce focus to a producer of vitamin infused alcoholic beverages. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Corp.to Gold Dynamics Corp. to better reflect the Company's new focus.

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

2.         GOING CONCERN
Gold Dynamic's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 105,018 and has insufficient working capital to meet operating needs for the next twelve months as of October 31, 2010, all of which raise substantial doubt about Vita's ability to continue as a going concern.

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

On November 12, 2009, the Company sold 4,000.000 common shares at $
0.0125 per share to an investor for the total proceeds of $50,000. As of October 31, 2010, total common shares authorized is 500,000,000. Common shares issued and outstanding for the same period is 138,450,000.

4.         RELATED PARTY TRANSACTIONS
An officer has loaned the Company $16,000, without a fixed term of repayment. Imputed interest in the amount of $ 1,851 has been included in additional paid in capital.

5.         SUBSEQUENT EVENTS
There have been no subsequent events since October 31, 2010 through the date of this filing.








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



Results of Operations

Three Months Ended October 31, 2010 Compared to October 31, 2009

The Company experienced general and administration expenses of $1,802 and $202 for the three month periods ended October 31, 2010 and 2009, respectively. The increase in general and administration expenses for this period are attributed to an increase in interest expense related to the shareholder loan.

For the three month period ended October 31, 2010, the company experienced a net loss of $1,802 compared to a loss of $202 for the three months ended October 31, 2009.

Liquidity and Capital Resources

During the three month period ended October 31, 2010, the Company had no working capital needs. As of October 31, 2010, the Company has cash on hand in the amount of $63. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 7, 2010





December 7, 2010
 /s/  Tie Ming Li__________________


 Mr. Tie Ming Li, President