Form 10-Q
period 2011-01-31
Gold Dynamics Corp.
filed 2011-03-10
CIK 1371534

U.S. Securities and Exchange Commission

			Washington, D.C. 20549



				FORM 10-Q



[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF  THE SECURITIES AND EXCHANGE ACT OF 1934

		For the quarterly period ended January 31, 2011

or



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

Yes     No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 10, 2011 was 138,450,000 shares.

1

Part I - FINANCIAL INFORMATION

Gold Dynamics Corp.

(A Development Stage Company)

Balance Sheets

                                   January 31,    July 31, 2010
                                   2011           (Audited)
                                   (Unaudited)

Assets

Current Assets - Cash and Cash     $63            $2,063
Equivalents

                                   $63            $2,063

TOTAL ASSETS

               Liabilities

Current Liabilities

Accounts Payable and Accrued       $11,230        $11,630
Liabilities -          Related
Party

Loan from Related Party            $16,000        $16,000

TOTAL CURRENT LIABILITIES          $27,230        $27,630

Stockholders' Equity - Common
Stock

Preferred Stock, $0.001 par value  -0-            -0-
50,000,000 authorized, none
issued and outstanding

Common stock,
Authorized: 50,000,000 common
shares at $0.001 par value
75,000,000 authorized, 53,
250,000 as at April 22, 4,000,000
at par value 0.0125 as at
November 12, 2009 and 53,250,000
shares issued and outstanding,
respectively 500,000,000
authorized, 138,450,000 issued
and outstanding as at January      103,250        103,250
31, 2011

Additional Paid-in Capital         (25,197)       (25,601)

Deficit accumulated during the     $(105,220)     $(103,216)
developmental stage

TOTAL STOCKHOLDERS' DEFICIT        $(27,167)      $(25,567)

TOTAL LIABILITIES AND              $63            $2,063
STOCKHOLDERS' DEFICIT

The accompanying notes are an integral part of these financial statements.

Gold Dynamics Corp.
(A Development Stage Company)
Statement of Operations
(Unaudited)


                    Three Months   Three Months   Six Months    Six Months    April 17, 2006
                    Ended January  Ended January  Ended January Ended January (Inception) to
                    31, 2011       31, 2010       31, 2011      31, 2010      January 31, 2011



General and
Administrative
Expenses

Filing Fees         -              $400           -              $400          $7,038

Professional Fees   -              $29,400        $1,600         $29,400       $71,404

Consultation Fees   -              -              -              -             $15,000

Bank Charges   and  $202           $844           $404           $1,046        $3,223
Interest

Management Fees     -              -              -              -             $1,355

Rent                -              -              -              -             $7,200

Net (loss) for the  $(202)         $(30,644)      $(2,004)       $(30,846)     $(105,220)
period

Net (loss) per      0.00           0.00           0.00           0.00          0.00
share - Basic and
Diluted

Weighted Average    103,250,000    103,520,000    103,250,000    103,520,000
Shares Outstanding
- Basic and Diluted


The accompanying notes are an integral part of these financial statements.




Gold Dynamics Corp.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

                       For the       For the       April 17,
                       Six Months    Six Months    2006
                       Ended         Ended         (Inception)
                       January 31,   January 31,   to January
                       2011          2010          31, 2011

Cash Flow from
Operating Activities

Net loss for the       $(2,004)      $(30,846)     $(105,220)
Period

Adjustments to
reconcile net loss to
net cash

Used in operating      -             -             -
activities

Imputed interest       $404          $404          $2,053

Changes in accounts    $(400)        $(1,250)      $11,230
payable and accrued
liabilities

Net Cash Flow Used in  $(2,000)      $(31,692)     $(91,937)
Operating Activities

Financing Activities

Additional Paid in     -             -             $(25,399)
Capital

Proceeds from          -             -             $16,000
shareholder loan

Proceeds from Bank     -             -             -
Overdraft

Proceeds from sale of
common stock           -             $50,000       $101,399

Net Cash Flow                        $50,000       $92,000
Provided by Financing
Activities

Net change in cash     $(2,000)      $18,308       $63

Cash, Beginning of     $2,063        $14           -
Period

Cash, End of Period    $63           $18,322       $63

The accompanying notes are an integral part of these financial statements.





Gold Dynamics Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Six Months Ended January 31, 2011


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

2.         GOING CONCERN
Gold Dynamics financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 105,220 and has insufficient working capital to meet operating needs for the next twelve months as of January 31, 2011, all of which raise substantial doubt about Vita's ability to continue as a going concern.

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

4.         RELATED PARTY TRANSACTIONS
An officer has loaned the Company $16,000, without a fixed term of repayment. Imputed interest in the amount of $ 2,053 has been included in additional paid in capital.

5.         SUBSEQUENT EVENTS
There have been no subsequent events since January 31, 2011 through the date of this filing.














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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2011. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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



Results of Operations

Six Months Ended January 31, 2011 Compared to January 31, 2010.

The Company experienced general and administration expenses of $2,004 and $30,846 for the six month periods ended January 31, 2011 and 2010, respectively. The decrease in general and administration expenses for this period are attributed to a decrease in professional fees.

For the six month period ended January 31, 2011, the company experienced a net loss of $2,004 compared to a loss of $30,846 for the six months ended January 31, 2010.

Liquidity and Capital Resources

During the six month period ended January 31, 2011, the Company had no working capital needs. As of January 31, 2011, the Company has cash on hand in the amount of $63. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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



 Changes in Internal Control over Financial Reporting



 In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended January 31, 2011 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of
1934) reasonably likely to materially affect, our internal control over financial reporting.

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







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March__, 2011





March 10, 2011
 /s/  Tie Ming Li__________________


 Mr. Tie Ming Li, President