Form 10-Q
period 2011-04-30
Gold Dynamics Corp.
filed 2011-06-16
CIK 1371534

U.S. Securities and Exchange Commission

                        Washington, D.C. 20549



                              FORM 10-Q



[ X ]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF  THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2011

or



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

Yes _  No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at April 30, 2011 was 138,450,000 shares.






1


Part I - FINANCIAL INFORMATION

                         Gold Dynamics Corp.
                    (A Development Stage Company)
                            Balance Sheets

                                        April 30,   July 31,
                                        2011        2010
                                        (Unaudited) (Audited)



Assets

Current Assets - Cash and Cash          $-          $2,063
Equivalents

Website Development Costs               -           -

TOTAL ASSETS                            $-          $2,063

Liabilities

Current Liabilities

             Accounts Payable and       $14,480     $11,630
Accrued Liabilities

             Shareholder Loan           $15,937     $16,000

TOTAL CURRENT LIABILITIES               $30,417     $27,630

Stockholders' Equity

Preferred Stock. $0.001 par value.      103,250     103,250
50,000,000 authorized, none issued and
outstanding.

Common Stock. Authorized:500,000,000
common shares at $0.001 par value,
138,450,000 issued and outstanding
as at April 30, 2011 and 53,250,000
as at July 31, 2010

Additional Paid-in Capital              $(24,995)   $(25,601)

Deficit accumulated during the          $(108,672)  $(103,216)
developmental stage

TOTAL STOCKHOLDERS' DEFICIT             $(30,417)   $(25,567)

TOTAL LIABILITIES AND STOCKHOLDERS'     $-          $2,063
DEFICIT

The accompanying notes are an integral part of these financial statements.



                         Gold Dynamics Corp.
                   (A Developmental Stage Company)
                       Statement of Cash Flows

					For the Nine	For the Nine	From August
					Months Ended	Months Ended	17,2006
					April 30, 	April 30,	(Inception)
					2011		2010		to April 30,
									2011
Cash Flow from Operating Activities
	Net Loss for the Period		$(5,456)	$(46,311)	$(108,672)
Imputed Interest			$606		$606		$2,255
	Changes in Accounts payable	$2,850   	$(1,250)	$14,480
and accrued liabilities
Net Cash Flow Used in Operating 	$(2,000)	$(46,955)	$(91,937)
Activities
Financing Activities
        Additional Paid in Capital      -               -               $(25,399)
	Proceeds from Shareholder Loan	$(63)		- 		$15,937
	Proceeds from Bank Overdraft	-		-		-
	Proceeds from sale of common
	stock				-		$50,000		$101,399
Net Cash Flow Provided by Financing
Activities				$(63)		$50,000		$91,937
Cash Increase (decrease) during
the Period				$(2,063)	$3,045		-
Cash, Beginning of Period		$2,063		$14		-
Cash, End of Period			-		$3,059		-

The accompanying notes are an integral part of these financial statements.



                         Gold Dynamics Corp.
                    (A Development Stage Company)
                       Statements of Operations


            Three       Three     Nine      Nine     From
            Months      Months    Months    Months   August 23,
            Ended       Ended     Ended     Ended    2006
            April 30,   April     April     April    (Inception)
            2011        30, 2010  30, 2011  30, 2010
                                                     to April
                                                     30, 2011


General
and
Administrative
Expenses

Consultaion
Fees        -           $15,000   -         $15,000  $15,000

Filing Fees -           $222      -         $622     $7,038

Management  -           -         -         -        $1,355
Fees

Bank        $202        $243      $606      $1,289   $3,425
Charges
and
Interest

            $3,250      -         $4,850    $29,400   $74,654
Professional
Fees

Rent        -           -         -         -         $7,200

Net (loss)  $(3,452)   $(15,465)  $(5,456) $(46,311)  $(108,672)
for the
period

Net (loss)  0.00        0.00      0.00      0.00     0.00
per share
- Basic
and Diluted

Weighted 138,450,000 53,250,000 138,450,000 53,250,000
Average
Shares
Outstanding

- Basic
and Diluted




The accompanying notes are an integral part of these financial statements.





Gold Dynamics Corp.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
For the Nine Months Ended April 30, 2011


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

2.         GOING CONCERN
Gold Dynamic's financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 108,672 and has insufficient working capital to meet operating needs for the next twelve months as of April 30, 2011, all of which raise substantial doubt about Vita's ability to continue as a going concern.

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

On December 15, 2009, we authorized the Forward Stock Split of our issued and outstanding Common Stock on a 2.6 for one (2.6:1) basis. As a result of the Forward Stock Split, the Company shall increase its issued and outstanding shares of the Common Stock to 138,450,000.

4.         RELATED PARTY TRANSACTIONS
An officer has loaned the Company $15,937, without a fixed term of repayment. Imputed interest in the amount of $ 2,255 has been included in additional paid in capital.

5.         SUBSEQUENT EVENTS
There have been no subsequent events since April 30, 2011 through the date of this filing.






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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2011. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Nine Months Ended April 30, 2011 Compared to April 30, 2010

The Company experienced general and administration expenses of $15,000 for the nine month period ended April 30, 2011. General and administrationexpenses for this period are attributed to an increase in professional fees.

For the nine month period ended April 30, 2011 the company experienced a net loss of $5,456 compared to a loss of $46,311 for the nine months ended April 30, 2010.

Liquidity and Capital Resources

During the nine month period ended April 30, 2011, the Company had no working capital needs. As of April 30, 2011, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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







SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June__, 2011.





June 16, 2011


/s/  Tie Ming Li__________________




Mr. Tie Ming Li, President