Form 10-K
period 2011-07-31
Gold Dynamics Corp.
filed 2011-11-15
CIK 1371534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2011

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

Yes_ No X

The aggregate market value of Gold Dynamics Common Stock owned by non-affiliates as of November 15, 2011 was $157,500.

Number of shares of each class of Gold Dynamics capital stock outstanding as of November 15, 2011: 53,250,000 shares of common stock

1

GOLD DYNAMICS CORP.

FORM 10-K

For the Fiscal Year ended July 31, 2011

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

6. Because of the speculative nature of mineral exploration, there is substantial risk that no commercially viable mineral deposits will be found.

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

As of July 31, 2011, the Company does not retain a legal counsel.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2011.

PART II

Item 5: Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities

The Company's Common stock is presently listed on the OTC Bulletin Board under the symbol "GLDN". Our common stock has been listed on the OTC Bulletin Board since March 15, 2010. There is currently active trading in our common stock and there has been active trading since our common stock has been listed on the OTC Bulletin Board.

As of July 31, 2011, there were approximately 32 stockholders of record of the Company's Common Stock.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6: Selected Financial Data

	As of	As of
	July 31, 2011	July 31, 2010
Balance Sheet

Total Assets	$-	$2,063
Total Liabilities	$30,417	$27,630
Stockholders Equity (Deficit)	$(30,417)	$(25,567)

	For the	For the
	Year ended	Year Ended
	July 31, 2011	July 31, 2010
Income Statement
Revenues	$ -	$ -
Total Expenses	$5,658	$47,509
Net Loss	($5,658)	($47,509)

--------------Item 7: Management's Discussion and Analysis or Plan of Operation

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

Revenues

There were no revenues generated for the fiscal period ended July 31, 2011 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $5,658 for the fiscal year ended July 31, 2011. This is compared to general and administrative expenses totaling $47,509 for the fiscal year ended July 31, 2010. This decrease in general and administrative expenses is largely attributed to a decrease in fees paid for professional services and consulting fees.

We experienced a net loss of $5,658 for the fiscal year ended July 31, 2011 compared to a net loss of $47,509 for the fiscal year ended July 31, 2010.

Liquidity and Capital Resources

As of July 31, 2011, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 9: Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited by Stan Lee CPA, CMA for the fiscal year ended July 31, 2011 and 2010. There have been no changes in or disagreements with Stan Lee CPA on accounting and financial disclosure matters at any time.

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

Managements Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2011. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on our assessment we believe that, as of July 31, 2011, our internal control over financial reporting was effective based on those criteria.

Changes in Internal control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended July 31, 2011, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The name, age, and position of our present officers and directors are set forth below:

Name Age Position Held

Tie Ming Li 43 President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary,and Director

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2011, Form 3 reports were not timely filed by Tie Ming Li, the Company's President.

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

Summary Compensation Table

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Tie Ming Li	2011	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
Gary Westbrook President, Secretary and Director	2008	0	0	0	0	0	0	0
William Deal Director	2008	0	0	0	0	0	0	0
Jianbin Chen President, Secretary, Treasurer, Director	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

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

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	% of Class

Tie Ming Li	37,500,000	Greater than 5% shareholder	70.4%

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

1) Audit Fees

The aggregate fees billed for the last two fiscal years for professional services rendered by the principal accountant for the audit of the Company's annual financial statements and review of financial statements included in the Company's Form 10-Q’s or services that are normally provided by the accountant in connection with statutory and regulatory engagements for those fiscal years was:

2011 - $3,750 Stan Lee CPA, CMA

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

2011 - $0 Stan Lee CPA, CMA

2010 - $0 Stan Lee CPA, CMA

2009 - $0 M&K CPAS, PLLC

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2011 - $0 Stan Lee CPA, CMA

2010 - $0 Stan Lee CPA, CMA

2009 - $0 M&K CPAS, PLLC

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2011 - $0 Stan Lee CPA, CMA

2010 - $0 Stan Lee CPA, CMA

2009 - $0 M&K CPAS, PLLC

12

Gold Dynamics Corp.

Financial Statements

July 31, 2011 and 2010

Balance Sheets ……………………………………………………….………..…………….……………..…….. F-1

Statements of Operations …………………………………………………....………………………...………....F-2

Statements of Stockholders’ Equity ( Deficit) ………………………………………………………………….F-3

Statement of Cash Flows …………………………………………………………………..….……………….... F-4

Notes to Financial Statements ……………………………………………………..…..…..….…………………F-5

Stan J.H. Lee, CPA

2160 North Central Rd, Suite 209,  Fort Lee,  NJ 07024

P.O. Box 436402,  San Diego,  CA 92143-9402

619-623-7799,   Fax 619-564-3408,   stan2u@gmail.com

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Management of

Gold Dynamics Corp.

We have audited the accompanying balance sheets of Gold Dynamics Corp. as of July 31, 2011 and 2010 and the related statements of operations, changes in shareholders' equity (deficit) , and cash flows for the fiscal years then ended . These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Dynamics Corp. as of July 31, 2011 and 2010 and the results of their operations and their cash flows for the fiscal years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in the notes , the Company’s continuing significant operating losses and lack of liquidity raise substantial doubt about its ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Stan J.H. Lee, CPA

--------------------------------------

Stan J.H. Lee

Certified Public Accountants

Fort Lee, NJ

November 9, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 15th day of November , 2011.

Gold Dynamics Corp.

(Registrant)

By: /s/ Tie Ming Li

Tie Ming Li

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature Title Date /s/ Tie Ming Li President, CEO, Secretary, November 15, 2011

Tie Ming Li Treasurer and Director

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets

	July 31,	July 31
	2011	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ 2,063

TOTAL CURRENT ASSETS	-	2,063

TOTAL ASSETS	$ -	$ 2,063

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 14,480	$ 11,630
Shareholder Loan	15,937	16,000
TOTAL CURRENT LIABILITIES	30,417	27,630

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding
Common stock, $0.001 par value, Authorized : 50,000,000, common shares
, 103,250,000 issued and outstanding as at
July 31,2011 and 53,250,000 as at July 31, 2010
	103,250	103,250
Additional paid in capital	(24,793)	(25,601)

(Deficit) accumulated during the development stage	(108,874)	(103,216)

TOTAL STOCKHOLDERS' DEFICIT	(30,417)	(25,567)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 0	$ 2,063

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					April 17, 2006
	Three Months Ended		Year Ended		(Inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2011	2010	2011	2010	2011

General and Administration Expenses
Professional Fees	$ -	$ 996	$ 4,850	$ 30,396	$ 74,654
Consultation Fees	-	-	-	15,000	15,000
Management Fees	-	-	-	622	1,355
Filing Fee	-	-	-	-	7,038
Rent	-	-	-		7,200
Bank charges and interest	202	202	808	1,491	3,627
	202	1,198	5,658	47,509	108,874

Net (loss) for the period	$ (202)	$ (1,198)	$ (5,658)	$ (47,509)	$ (108,874)

Net (loss) per share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	103,250,000	103,520,000	103,250,000	103,520,000

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			April 17, 2006
	For the Year Ended		(Inception) to
	July 31,	July 31,	July 31,
	2011	2010	2011

Cash flow from Operating Activities
Net loss	$ (5,658)	$ (47,509)	$ (108,874)

Adjustments to reconcile net loss to net cash
used in operating activities:
Imputed ineterst	808	808	2,457
Changes in:
Accounts payable and accrued liabilities	2,850	(1,250)	14,480
Net cash used for operating activities	(2,000)	(47,951)	(91,937)

Financing Activities
Additional Paid in Capital	-	-	(25,399)
Proceeds from shareholder loan	(63)	-	15,937
Proceeds from sale of common stock	-	50,000	101,399
Net cash provided by financing activities	(63)	50,000	91,937

Net change in cash	(2,063)	2,049	0

Cash, Beginning of Period	2,063	14	-

Cash, End of Period	$ -	$ 2,063	$ 0

See Accompanying Notes

Vita Spirits Corp.
(A Development Stage Compnay)
Statements of Stockholders' Equity (Deficit)
From April 17, 2006 (Inception) to July 31, 2011
	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Balances - April 17, 2006	-	$ -	$ -	$ -	$ -

Proceeds from issuance of founders shares	37,500,000	37,500	(32,500)	-	5,000

Net Loss for the period ended July 31, 2006	-	-	-	(2,825)	(2,825)

Balance, July 31, 2006	37,500,000	37,500	(32,500)	(2,825)	2,175

Proceeds from issuance of common stock	15,750,000	15,750	5,250	-	21,000

Net Loss for the period ended July 31, 2007	-	-	-	(27,227)	(27,227)

Balances - July 31, 2007	53,250,000	$ 53,250	$ (27,520)	$ (30,052)	$ (4,052)
	========	======	========	==========	=========

Imputed interest on shareholder loan			184

Net Loss for the period ended July 31, 2008	-	-	-	(17,973)	(17,973)

Balances - July 31, 2008	53,250,000	$ 53,250	$ (27,066)	$ (48,025)	$ (21,841)

Imputed interest on shareholder loan			657

Net Loss for the period ended July 31, 2009	-	-	-	$ (7,682)	$ (7,682)

Balances - July 31, 2009	53,250,000	$ 53,250	$ (26,409)	$ (55,707)	$ (28,866)

Proceeds from issuance of common stock	50,000,000	$ 50,000

Imputed interest on shareholder loan			808

Net Loss for the period ended July 31, 2010	-	-	-	$ (47,509)	$ (47,509)

Balances - July 31, 2010	103,250,000	$ 103,250	$ (25,601)	$ (103,216)	$ (25,567)

Imputed interest on shareholder loan			808

Net Loss for the period ended July 31, 2011				$ (5,658)	$ (5,658)

Balances - July 31, 2011	103,250,000	$ 103,250	$ (24,793)	$ (108,874)	$ (30,417)
See Accompanying Summary of Accounting Policies and Notes to financial Statements

Gold Dynamics Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended July 31, 2011

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

2.         GOING CONCERN

Gold Dynamic’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 108,874 and has insufficient working capital to meet operating needs for the next twelve months as of July 31, 2011, all of which raise substantial doubt about Vita's ability to continue as a going concern.

3.         COMMON STOCK TRANSACTIONS

On July 14, 2006, the Company sold 5,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of$5,000.

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

Common share issued and outstanding for the same period is 103,250,000.

4.         RELATED PARTY TRANSACTIONS

An officer has loaned the Company $15,937, without a fixed term of repayment. Imputed interest in the amount of $ 2,850 has been included in additional paid in capital.

5.         SUBSEQUENT EVENTS

There have been no subsequent events since July 31, 2011 through the date of this filing.