Form 10-K/A
period 2011-07-31
Gold Dynamics Corp.
filed 2011-11-21
CIK 1371534

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

Yes_ No X

The aggregate market value of Gold Dynamics Common Stock owned by non-affiliates as of November 21, 2011 was $157,500.

Number of shares of each class of Gold Dynamics capital stock outstanding as of November 21, 2011: 53,250,000 shares of common stock

Explanatory Note: This amendment to Form 10-K period ended July 31, 2011 is filed to include Exhibit 31 which was inadvertently left out of the original filing.

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

/s/ Stan J.H. Lee, CPA

--------------------------------------

Stan J.H. Lee

Certified Public Accountants

Fort Lee, NJ

November 9, 2011

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 21st day of November , 2011.

Gold Dynamics Corp.

(Registrant)

By: /s/ Tie Ming Li

Tie Ming Li

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature Title Date /s/ Tie Ming Li President, CEO, Secretary, November 21, 2011

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