Form 10-Q
period 2011-10-31
Gold Dynamics Corp.
filed 2011-12-20
CIK 1371534

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2011

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No. 333-136981

Gold Dynamics Corp.

---------------------------------------------

(Name of small business issuer in its charter)

Nevada

(State of Incorporation)

N/A

(I.R.S. Employer Identification No.)

2248 Meridian Blvd.

Ste H

Minden, NV 89423

---------------------------------------------------------------------------------------------------------

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

Yes No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 20, 2011 was 138,450,000 shares.

EXPLANATORY NOTE

Financial statements for the three month period ended October 31, 2011  have not been reviewed by an outside independent accountant as of the date of this Report..  We intend to amend this Form 10-Q as soon as we complete our review for the period aforementioned.

1

Part I - FINANCIAL INFORMATION

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets
(Management Prepared)
	October 31,	July 31
	2011	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 21,495	$ 14,480
Shareholder Loan	15,937	15,937
TOTAL CURRENT LIABILITIES	37,432	30,417

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding
Common stock, Authorized : 50,000,000, common shares
$0.01 par value, 103,250,000 issued and outstanding as
at July 31, 2011 and 2010
	103,250	103,250
Additional paid in capital	(24,591)	(24,793)

(Deficit) accumulated during the development stage	(116,091)	(108,874)

TOTAL STOCKHOLDERS' DEFICIT	(37,432)	(30,417)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 0	$ -

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)
(Mangement Prepared)
			April 17, 2006
	For the Three Months Ended		(Inception) to
	October 31,	October 31,	October 31,
	2011	2010	2011

Cash flow from Operating Activities
Net loss	$ (7,217)	$ (1,802)	$ (116,091)

Adjustments to reconcile net loss to net cash
used in operating activities:	-
Imputed interest	202	202	2,659
Changes in:
Accounts payable and accrued liabilities	7,015	(400)	21,495
Net cash used for operating activities	-	(2,000)	(91,937)

Financing Activities
Additional Paid in Capital	-	-	(25,399)
Proceeds from shareholder loan	-	-	15,937
Proceeds from Bank Overdraft		-
Proceeds from sale of common stock	-	-	101,399
Net cash provided by financing activities	-	-	91,937

Net change in cash	-	(2,000)	0

Cash, Beginning of Period	-	2,063	-

Cash, End of Period	$ -	$ 63	$ 0

	-	-	-
	-	-	-

See Accompanying Notes

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)
(Management Prepared)
			April 17, 2006
	Three Months Ended		(Inception) to
	October 31,	October 31,	October 31,
	2011	2010	2011

General and Administration Expenses
Professional Fees	$ 7,015	$ 1,600	$ 81,669
Consultation Fees	-	-	$ 15,000
Management Fees	-	-	1,355
Filing Fee	-	-	7,038
Rent	-	-	7,200
Bank charges and interest	202	202	3,829
	7,217	1,802	116,091

Net (loss) for the period	$ (7,217)	$ (1,802)	$ (116,091)

Net (loss) per share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	103,250,000	103,520,000

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended October 31, 2011

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Gold Dynamics formerly known as Vita Spirits Corp., formerly known as Revo Ventures Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Gold Dynamics Corp. audited 2011 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Gold Dynamics 2011 annual financial statements have been omitted.

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

2.         GOING CONCERN

Gold Dynamic’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 116,091 and has insufficient working capital to meet operating needs for the next twelve months as of October 31, 2011, all of which raise substantial doubt about Vita's ability to continue as a going concern.

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

4.         RELATED PARTY TRANSACTIONS

An officer has loaned the Company $15,937, without a fixed term of repayment. Imputed interest in the amount of $ 2,659 has been included in additional paid in capital.

5.         SUBSEQUENT EVENTS

There have been no subsequent events since October 31, 2011 through the date of this filing.

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

Results of Operations

Three Months Ended October 31, 2011 Compared to October 31, 2010

The Company experienced general and administration expenses of $7,217 and $1,802 for the three month periods ended October 31, 2011 and 2010, respectively. The increase in general and administration expenses for this period are attributed to an increase in professional fees.

For the three month period ended October 31, 2011, the company experienced a net loss of $7,217 compared to a loss of $1,802 for the three months ended October 31, 2010.

Liquidity and Capital Resources

During the three month period ended October 31, 2011, the Company had no working capital needs. As of October 31, 2011, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 20, 2011

December 20, 2011

/s/ Tie Ming Li__________________

Mr. Tie Ming Li, President