Form 10-Q/A
period 2011-10-31
Gold Dynamics Corp.
filed 2012-01-03
CIK 1371534

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

Yes No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at January 3, 2012 was 138,450,000 shares.

Explanatory Note: This Form 10-Q is amended to disclose and confirm that the Company's interim quarterly financial statements for the six month period ending have been reviewed and approved by the Company's auditor.

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

Gold Dynamics Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended October 31, 2011

1.                  UNAUDITED INFORMATION

The consolidated balance sheet of Gold Dynamics Corp. (the “Company”) as of  October 31, 2011, and the statements of operations  and cash flows for the three then ended  , have not been audited.  However, in the opinion of management, such information includes all adjustments (consisting only of normal recurring adjustments) which are necessary to properly reflect the financial position of the Company as of October 31, 2011, and the results of operations for the three months ended  October 31, 2011.

Certain information and notes normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted, although management believes that the disclosures are adequate to make the information presented not misleading.  Interim period results are not necessarily indicative of the results to be achieved for an entire year.  These financial statements should be read in conjunction with the financial  statements and notes to financial statements included in the Company’s financial statements as filed on Form 10-K for the fiscal year ended October 31, 2011.

2.                  BASIS OF PRESENTATION

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

Recent Accounting Pronouncements

The Company does not expect that adoption of recently issued accounting pronouncements will have a material impact on its financial position, results of operations or cash flows.

3.         GOING CONCERN

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

4.         COMMON STOCK TRANSACTIONS

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

5.         RELATED PARTY TRANSACTIONS

An officer has loaned the Company $15,937, without a fixed term of repayment. Imputed interest in the amount of $ 2,659 has been included in additional paid in capital.

6.         SUBSEQUENT EVENTS

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized January 3, 2012

January 3, 2012

/s/ Tie Ming Li__________________

Mr. Tie Ming Li, President