Form 10-Q
period 2012-01-31
Gold Dynamics Corp.
filed 2012-03-21
CIK 1371534

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2012

or

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

Yes No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 21, 2012 was 103,250,000 shares.

1

Part I - FINANCIAL INFORMATION

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets

	January 31,	July 31
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 23,745	$ 14,480
Shareholder Loan	15,937	15,937
TOTAL CURRENT LIABILITIES	39,682	30,417

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding
Common stock, Authorized : 50,000,000, common shares
$0.01 par value, 103,250,000 issued and outstanding as
at January 31, 2012 and 2011
	103,250	103,250
Additional paid in capital	(24,389)	(24,793)

(Deficit) accumulated during the development stage	(118,543)	(108,874)

TOTAL STOCKHOLDERS' DEFICIT	(39,682)	(30,417)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ (0)	$ -

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			April 17, 2006
	For the Six Months Ended		(Inception) to
	January 31,	January 31,	January 31,
	2012	2011	2012

Cash flow from Operating Activities
Net loss	$ (9,669)	$ (2,004)	$ (118,543)

Adjustments to reconcile net loss to net cash
used in operating activities:	-
Imputed interest	404	404	2,861
Changes in:
Accounts payable and accrued liabilities	9,265	(400)	23,745
Net cash used for operating activities	(0)	(2,000)	(91,937)

Financing Activities
Additional Paid in Capital	-	-	(25,399)
Proceeds from shareholder loan	-	-	15,937
Proceeds from Bank Overdraft		-
Proceeds from sale of common stock	-	-	101,399
Net cash provided by financing activities	-	-	91,937

Net change in cash	(0)	(2,000)	(0)

Cash, Beginning of Period	-	2,063	-

Cash, End of Period	$ (0)	$ 63	$ (0)

See Accompanying Notes

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					April 17, 2006
	Three Months Ended		Six Months Ended,		(Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2012	2011	2012	2011	2012

General and Administration Expenses
Professional Fees	$ 2,250		9,265	1,600	$ 83,919
Consultation Fees	-	-		-	$ 15,000
Management Fees	-	-	-	-	1,355
Filing Fee	-	-			7,038
Rent	-	-			7,200
Bank charges and interest	202	202	404	404	4,031
	2,452	202	9,669	2,004	118,543

Net (loss) for the period	$ (2,452)	$ (202)	(9,669)	(2,004)	$ (118,543)

Net (loss) per share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	103,250,000	103,520,000	103,250,000	103,250,000

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Six Months Ended January 31, 2012

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

The Company's primary operations began in April 2006. The Company intends to change its primary operations from vitamin infused alcoholic beverages to exploration of mining opportunities. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Corp. to Gold Dynamics Corp. to better reflect the Company's new focus.

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

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact\ became effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact became effective for the Company on January 1, 2011.

2.         GOING CONCERN

Gold Dynamic’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 118,543 and has insufficient working capital to meet operating needs for the next twelve months as of January 31, 2012, all of which raise substantial doubt about Gold's ability to continue as a going concern.

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

4.         RELATED PARTY TRANSACTIONS

An officer has loaned the Company $15,937, without a fixed term of repayment. Imputed interest in the amount of $ 404 has been included in additional paid in capital for the period ending January 31, 2012.

5.         SUBSEQUENT EVENTS

There have been no subsequent events since January 31, 2012 through the date of this filing.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2012. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Overview

Gold Dynamics Corp.'s primary operations began in April 2006. Gold Dynamics Corp. is an emerging precious metals explorer focused on underexplored regions of the world that is seeking to grow shareholder value by building gold and silver mineral resources through systematic exploration. The Company has brought together a highly experienced board and management team consisting of capable professionals with significant development and mine management experience.

Gold Dynamics Corp. seeks to identify, acquire, and develop deposits which have the potential to be world class and in an acceptable risk environment. Social responsibility and environmental stewardship are core values of the Company.

Results of Operations

Six Months Ended January 31, 2012 Compared to January 31, 2011.

The Company experienced general and administration expenses of $9,669 and $2,004 for the six month periods ended January 31, 2012 and 2011, respectively. The decrease in general and administration expenses for this period are attributed to a decrease in professional fees.

For the six month period ended January 31, 2012, the company experienced a net loss of $9,669 compared to a loss of $2,004 for the six months ended January 31, 2011.

Liquidity and Capital Resources

During the six month period ended January 31, 2012, the Company had no working capital needs. As of January 31, 2012, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 21, 2012

March 21, 2012

/s/ Gary Kirk__________________

Mr. Gary Kirk, President