Form 10-Q
period 2012-04-30
Gold Dynamics Corp.
filed 2012-06-14
CIK 1371534

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2012

or

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

Yes No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at June 13, 2012 was 103,250,000 shares.

1

Part I - FINANCIAL INFORMATION

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets

	April 30,	July 31
	2012	2011
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 29,470	$ 14,480
Shareholder Loan	15,937	15,937
TOTAL CURRENT LIABILITIES	45,407	30,417

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding
Common stock, Authorized : 50,000,000, common shares
$0.001 par value, 103,250,000 issued and outstanding as
at April 30, 2012 and July 31, 2011
	103,250	103,250
Additional paid in capital	(24,187)	(24,793)

(Deficit) accumulated during the development stage	(124,470)	(108,874)

TOTAL STOCKHOLDERS' DEFICIT	(45,407)	(30,417)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ (0)	$ -

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					April 17, 2006
	Three Months Ended		Nine Months Ended,		(Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2012	2011	2012	2011	2012

General and Administration Expenses
Professional Fees	$ 680	$ 3,250	9,945	4,850	$ 84,599
Consultation Fees	3,000	-	3,000	-	$ 18,000
Management Fees	-	-	-	-	1,355
Filing Fee	2,045	-	2,045		9,083
Rent	-	-	-		7,200
Bank charges and interest	202	202	606	606	4,233
	5,927	3,452	15,596	5,456	124,470

Net (loss) for the period	$ (5,927)	$ (3,452)	(15,596)	(5,456)	$ (124,470)

Net (loss) per share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	103,250,000	103,520,000	103,250,000	103,250,000

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			April 17, 2006
	For the Nine Months Ended		(Inception) to
	April 30,	April 30,	April 30,
	2012	2011	2012

Cash flow from Operating Activities
Net loss	$ (15,596)	$ (5,456)	$ (124,470)

Adjustments to reconcile net loss to net cash
used in operating activities:	-
Imputed ineterst	606	606	3,063
Changes in:
Accounts payable and accrued liabilities	14,990	2,850	29,470
Net cash used for operating activities	-	(2,000)	(91,937)

Financing Activities
Additional Paid in Capital	-	-	(25,399)
Proceeds from shareholder loan	-	(63)	15,937
Proceeds from Bank Overdraft		-
Proceeds from sale of common stock	-	-	101,399
Net cash provided by financing activities	-	(63)	91,937

Net change in cash	-	(2,063)	(0)

Cash, Beginning of Period	-	2,063	-

Cash, End of Period	$ -	$ -	$ (0)

See Accompanying Notes

Gold Dynamics Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Nine Months Ended April 30, 2012

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

2.         GOING CONCERN

Gold Dynamic’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 124,470 and has insufficient working capital to meet operating needs for the next twelve months as of April 30, 2012, all of which raise substantial doubt about Gold's ability to continue as a going concern.

3.         COMMON STOCK TRANSACTIONS

On July 14, 2006, the Company sold 5,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $5,000.

On May 6, 2007, the Company sold 2,100,000 common shares pursuant to a registration statement at $0.01 per share for total proceeds of $21,000.

On April 22, 2008, the Company approved a forward split of a 15 for 2 forward stock split to our stockholders of record as of April 23, 2008. The Company increased the authorized shares from 50,000,000 to 75,000,000. The Company did not change the par value of the shares. All references to share value in these financial statements have been restated to reflect this split. Subsequent to the forward split, the Company had 53,250,000 common shares issued and outstanding.

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

4.         RELATED PARTY TRANSACTIONS

An officer has loaned the Company $15,937, without a fixed term of repayment. Imputed interest in the amount of $ 606 has been included in additional paid in capital for the period ending April 30, 2012.

5.         SUBSEQUENT EVENTS

There have been no subsequent events since April 30, 2012 through the date of this filing.

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

Results of Operations

Nine Months Ended April 30, 2012 Compared to April 30, 2011.

The Company experienced general and administration expenses of $15,596 and $5,456 for the nine month periods ended April 30, 2012 and 2011, respectively. The increase in general and administration expenses for this period are attributed to a increase in professional, consultation and filings fees.

For the nine month period ended April 30, 2012, the company experienced a net loss of $15,596 compared to a loss of $5,456 for the nine months ended April 30, 2011.

Liquidity and Capital Resources

During the nine month period ended April 30, 2012, the Company had no working capital needs. As of April 30, 2012, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended April 30, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 13, 2012

June 13, 2012

/s/ Gary Kirk__________________

Mr. Gary Kirk, President