Form 10-Q
period 2012-10-31
Gold Dynamics Corp.
filed 2012-12-26
CIK 1371534

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2012

or

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

Yes No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 24, 2012 was 103,250,000 shares.

1

Part I - FINANCIAL INFORMATION

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets

	October 31,	July 31
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accured Liabilities	$ 50,538	$ 41,038
Shareholder Loan	15,937	15,937
TOAL CURRENT LIABILITIES	66,475	56,975

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding
Common stock, Authorized : 50,000,000, common shares
$0.01 par value, 103,250,000 issued and outstanding as
at July 31, 2011 and 2010
	103,250	103,250
Additional paid in capital	(24,389)	(24,187)

(Deficit) accumulated during the development stage	(145,336)	(136,038)

TOTAL STOCKHOLDERS' DEFICIT	(66,475)	(56,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 0	$ -

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

			April 17, 2006
	Three Months Ended		(Inception) to
	October 31,	October 31,	October 31,
	2012	2011	2012

General and Administration Expenses
Professional Fees	$ 9,500	$ 7,015	$ 101,167
Consultation Fees	-	-	$ 22,500
Management Fees	-	-	1,355
Filing Fee	-	-	9,083
Rent	-	-	7,200
Bank charges and interest	202	202	4,233
	9,702	7,217	145,538

Net (loss) for the period	$ (9,702)	$ (7,217)	$ (145,538)

Net (loss) per share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	103,250,000	103,520,000

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

				April 17, 2006
	For the Three Months Ended			(Inception) to
	October 31,	October 31,		October 31,
	2012	2011		2012

Cash flow from Operating Activities
Net loss	$ (9,702)	$ (7,217)	#	$ (145,740)

Adjustments to reconcile net loss to net cash
used in operating activities:	-	-
Imputed interest	202	202		3,265
Changes in:
Accounts payable and accrued liabilities	9,500	7,015	#	50,538
Net cash used for operating activities	-	-	#	(91,937)

Financing Activities
Additional Paid in Capital	-	-		(25,399)
Proceeds from shareholder loan	-	-	#	15,937
Proceeds from Bank Overdraft		-
Proceeds from sale of common stock	-	-	#	101,399
Net cash provided by financing activities	-	-	#	91,937

Net change in cash	-	-	#	0

Cash, Beginning of Period	-	2,063	#	-

Cash, End of Period	$ -	$ 2,063	#	$ 0

	-	-	#	-
	-	-	#	-

See Accompanying Notes

Gold Dynamics Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Three Months Ended October 31, 2012

1. BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Gold Dynamics formerly known as Vita Spirits Corp., formerly known as Revo Ventures Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with Gold Dynamics Corp. audited 2012 annual financial statements and notes thereto filed with the SEC on form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the result of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in Gold Dynamics 2012 annual financial statements have been omitted.

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

2.         GOING CONCERN

Gold Dynamic’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 145,740 and has insufficient working capital to meet operating needs for the next twelve months as of October 31, 2012, all of which raise substantial doubt about Gold's ability to continue as a going concern.

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

4.         RELATED PARTY TRANSACTIONS

An officer has loaned the Company $15,937, without a fixed term of repayment. Imputed interest in the amount of $3,265 has been included in additional paid in capital for the period ending October 31, 2012.

5.         SUBSEQUENT EVENTS

There have been no subsequent events since October 31, 2012 through the date of this filing.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2012. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Three Months ended October 31, 012 compared to October 31, 2011.

The Company experienced general and administration expenses of $9,702 and $7,217 for the three month periods ended October 31, 2012 and 2011, respectively. The increase in general and administration expenses for this period are attributed to a increase in professional, consultation and filings fees.

For the three month period ended October 31, 2012, the company experienced a net loss of $9,702 compared to a loss of $7,217 for the three months ended October 31, 2011.

Liquidity and Capital Resources

During the three month period ended October 31, 2012, the Company had no working capital needs. As of October 31, 2012, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended October 31, 2012 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 24, 2012

December 24, 2012

/s/ Gary Kirk__________________

Mr. Gary Kirk, President