Form 10-Q
period 2013-01-31
Gold Dynamics Corp.
filed 2013-03-25
CIK 1371534

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2013

or

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

Yes No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 25, 2013 was 103,250,000 shares.

1

Part I - FINANCIAL INFORMATION

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets

	January 31,	July 31
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 58,151	$ 41,038
Shareholder Loan	15,937	15,937
TOTAL CURRENT LIABILITIES	74,088	56,975

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding
Common stock, Authorized : 50,000,000, common shares
$0.01 par value, 103,250,000 issued and outstanding as
at January 31, 2013 and July 31, 2012
	103,250	103,250
Additional paid in capital	(24,187)	(24,187)

(Deficit) accumulated during the development stage	(153,151)	(136,038)

TOTAL STOCKHOLDERS' DEFICIT	(74,088)	(56,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	-	$ -

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					April 17, 2006
	Three Months Ended		Six Months Ended,		(Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2013	2012	2013	2012	2013

General and Administration Expenses
Professional Fees	$ 7,613	$ 2,250	17,113	9,265	$ 108,780
Consultation Fees	-	-		-	$ 22,500
Management Fees	-	-	-	-	1,355
Filing Fee	-	-			9,083
Rent	-	-			7,200
Bank charges and interest	202	202	404	404	4,435
	7,815	2,452	17,517	9,669	153,353

Net (loss) for the period	$ (7,815)	$ (2,452)	(17,517)	(9,669)	$ (153,353)

Net (loss) per share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	103,250,000	103,520,000	103,250,000	103,250,000

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			April 17, 2006
	For the Six Months Ended		(Inception) to
	January 31,	January 31,	January 31,
	2013	2012	2013

Cash flow from Operating Activities
Net loss	$ (17,517)	$ (9,669)	$ (153,353)

Adjustments to reconcile net loss to net cash
used in operating activities:	-
Imputed interest	404	404	4,435
Changes in:
Accounts payable and accrued liabilities	17,113	9,265	56,981
Net cash used for operating activities	-	-	(91,937)

Financing Activities
Additional Paid in Capital	-	-	(25,399)
Proceeds from shareholder loan	-	-	15,937
Proceeds from Bank Overdraft		-
Proceeds from sale of common stock	-	-	101,399
Net cash provided by financing activities	-	-	91,937

Net change in cash	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	-	-

See Accompanying Notes

Gold Dynamics Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

          For the Six Months Ended January 31, 2013

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

2.         GOING CONCERN

Gold Dynamic’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 153,353 and has insufficient working capital to meet operating needs for the next twelve months as of January 31, 2013, all of which raise substantial doubt about Gold's ability to continue as a going concern.

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

4.         RELATED PARTY TRANSACTIONS

An officer has loaned the Company $15,937, without a fixed term of repayment. Imputed interest in the amount of $3,265 has been included in additional paid in capital for the period ending January 31, 2013.

5.         SUBSEQUENT EVENTS

There have been no subsequent events since January 31, 2013 through the date of this filing.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2013. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Six Months ended January 31, 2013 compared to January 31, 2012.

The Company experienced general and administration expenses of $17, 517 and $9,669 for the six month periods ended January 31, 2013 and 2012, respectively. The increase in general and administration expenses for this period are attributed to a increase in professional, consultation and filings fees.

For the six month period ended January 31, 2013, the company experienced a net loss of $17,517 compared to a loss of $9,669 for the six months ended January 31, 2012.

Liquidity and Capital Resources

During the six month period ended January 31, 2013, the Company had no working capital needs. As of January 31, 2013, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 25, 2013

March 25, 2013

/s/ Gary Kirk__________________

Mr. Gary Kirk, President