Form 10-Q
period 2013-04-30
Gold Dynamics Corp.
filed 2013-06-07
CIK 1371534

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2013

or

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

Yes No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at June 6, 2013 was 103,250,000 shares.

1

Part I - FINANCIAL INFORMATION

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets

	April 30,	July 31
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 63,626	$ 41,038
Shareholder Loan	15,937	15,937
TOTAL CURRENT LIABILITIES	79,563	56,975

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding
Common stock, Authorized : 50,000,000, common shares
$0.01 par value, 103,250,000 issued and outstanding as
at January 31, 2013 and July 31, 2012
	103,250	103,250
Additional paid in capital	(23,783)	(24,187)

(Deficit) accumulated during the development stage	(159,030)	(136,038)

TOTAL STOCKHOLDERS' DEFICIT	(79,563)	(56,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 0	$ -

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations
(Unaudited)

					April 17, 2006
	Three Months Ended		Nine Months Ended,		(Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2013	2012	2013	2012	2013

General and Administration Expenses
Professional Fees	$ 5,475	$ 680	22,588	9,945	$ 114,255
Consultation Fees	-	3,000		3,000	$ 22,500
Management Fees	-	-	-	-	1,355
Filing Fee	-	2,045		2,045	9,083
Rent	-	-			7,200
Bank charges and interest	202	202	606	606	4,637
	5,677	5,927	23,194	15,596	159,030

Net (loss) for the period	$ (5,677)	$ (5,927)	(23,194)	(15,596)	$ (159,030)

Net (loss) per share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	103,250,000	103,520,000	103,250,000	103,250,000

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

			April 17, 2006
	For the Nine Months Ended		(Inception) to
	April 30,	April 30,	April 30,
	2013	2012	2013

Cash flow from Operating Activities
Net loss	$ (23,194)	$ (15,596)	$ (159,030)

Adjustments to reconcile net loss to net cash
used in operating activities:	-
Imputed interest	606	606	4,637
Changes in:
Accounts payable and accrued liabilities	22,588	14,990	62,456
Net cash used for operating activities	-	-	(91,937)

Financing Activities
Additional Paid in Capital	-	-	(25,399)
Proceeds from shareholder loan	-	-	15,937
Proceeds from Bank Overdraft		-
Proceeds from sale of common stock	-	-	101,399
Net cash provided by financing activities	-	-	91,937

Net change in cash	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	-	-

	-	-	-
	-	-	-

See Accompanying Notes

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

          For the Nine Months Ended April 30, 2013

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

In October 2009, the FASB issued an amendment to the accounting standards related to the accounting for revenue in arrangements with multiple deliverables including how the arrangement consideration is allocated among delivered and undelivered items of the arrangement. Among the amendments, this standard eliminated the use of the residual method for allocating arrangement considerations and requires an entity to allocate the overall consideration to each deliverable based on an estimated selling price of each individual deliverable in the arrangement in the absence of having vendor-specific objective evidence or other third party evidence of fair value of the undelivered items. This standard also provides further guidance on how to determine a separate unit of accounting in a multiple-deliverable revenue arrangement and expands the disclosure requirements about the judgments made in applying the estimated selling price method and how those judgments affect the timing or amount of revenue recognition. This standard, for which the Company is currently assessing the impact, became effective for the Company on January 1, 2011.

In October 2009, the FASB issued an amendment to the accounting standards related to certain revenue arrangements that include software elements. This standard clarifies the existing accounting guidance such that tangible products that contain both software and non-software components that function together to deliver the product's essential functionality, shall be excluded from the scope of the software revenue recognition accounting standards. Accordingly, sales of these products may fall within the scope of other revenue recognition standards or may now be within the scope of this standard and may require an allocation of the arrangement consideration for each element of the arrangement. This standard, for which the Company is currently assessing the impact, became effective for the Company on January 1, 2011.

2.         GOING CONCERN

Gold Dynamic’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 159,030 and has insufficient working capital to meet operating needs for the next twelve months as of April 30, 2013, all of which raise substantial doubt about Gold's ability to continue as a going concern.

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

4.         RELATED PARTY TRANSACTIONS

An officer has loaned the Company $15,937, without a fixed term of repayment. Imputed interest in the amount of $606 has been included in additional paid in capital for the period ending April 30, 2013.

5.         SUBSEQUENT EVENTS

There have been no subsequent events since April 30, 2013 through the date of this filing.

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

Caution about Forward-Looking Statements

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2013. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

Results of Operations

Nine Months ended April 30, 2013 compared to April 30, 2012.

The Company experienced general and administration expenses of $23,194 and $15,596 for the nine month period ended April 30, 2013 and 2012, respectively. The decrease in general and administration expenses for this period are attributed to a decrease in professional, consultation and filings fees.

For the nine month period ended April 30, 2013, the company experienced a net loss of $23,194 compared to a loss of $15,596 for the nine months ended April 30, 2012.

Liquidity and Capital Resources

During the nine month period ended April 30, 2013, the Company had no working capital needs. As of April 30, 2013, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 6, 2013

June 6, 2013

/s/ Tie Ming Li__________________

Mr. Tie Ming Li, President