Form 10-K
period 2013-07-31
Gold Dynamics Corp.
filed 2013-11-13
CIK 1371534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[ x ] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2013

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

Yes_ No X

The aggregate market value of Gold Dynamics Common Stock owned by non-affiliates as of November 12, 2013 was $157,500.

Number of shares of each class of Gold Dynamics capital stock outstanding as of November 12, 2013: 103,250,000 shares of common stock

1

GOLD DYNAMICS CORP.

FORM 10-K

For the Fiscal Year ended July 31, 2013

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

Risks associated with Gold Dynamics Corp.:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at July 31, 2013. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

As of July 31, 2013, the Company does not retain a legal counsel.

Item 4: Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2013.

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

As of July 31, 2013, there were approximately 32 stockholders of record of the Company's Common Stock.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

Item 6: Selected Financial Data

	As of	As of
	July 31, 2013	July 31, 2012
Balance Sheet

Total Assets	$-	$-
Total Liabilities	$82,563	$56,975
Stockholders Equity (Deficit)	$(82,563)	$(56,975)

	For the	For the
	Year ended	Year Ended
	July 31, 2013	July 31, 2012
Income Statement
Revenues	$ -	$ -
Total Expenses	$26,194	$27,163.65
Net Loss	($26,194)	($27,163.65)

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

Revenues

There were no revenues generated for the fiscal period ended July 31, 2013 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $26,194 for the fiscal year ended July 31, 2013. This is compared to general and administrative expenses totaling $27,164 for the fiscal year ended July 31, 2012. This decrease in general and administrative expenses is largely attributed to a decrease in fees paid for professional services and consulting fees.

We experienced a net loss of $26,194 for the fiscal year ended July 31, 2012 compared to a net loss of $27,164 for the fiscal year ended July 31, 2012.

Liquidity and Capital Resources

As of July 31, 2013, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Item 9: Changes In Disagreements With Accountants on Accounting and Financial Disclosure

The Financial Statements of the Company have been audited byKenne Ruan, CPA, P.C. for the fiscal year ended July 31, 2013. The Financial Statements of the Company have been audited by Stan Lee CPA, CMA for the fiscal year ended July 31, 2012. There have been no changes in or disagreements with Stan Lee CPA or Kenne Ruan CPA, P.C. on accounting and financial disclosure matters at any time.

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

Managements Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2013. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on our assessment we believe that, as of July 31, 2013, our internal control over financial reporting was effective based on those criteria.

Changes in Internal control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended July 31, 2013, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The name, age, and position of our present officers and directors are set forth below:

Name Age Position Held

Tie Ming Li 45 President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary,and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Tie Ming Li is a successful entrepreneur in the hospitality and spirits industry, and for the past six years, has owned and managed several restaurants and nightclub establishments in the province of Shandong, China.

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2013, Form 3 reports were not timely filed by Tie Ming Li, the Company's President.

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

Summary Compensation Table

Summary Compensation Table
					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Tie Ming Li	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
Gary Westbrook President, Secretary and Director	2008	0	0	0	0	0	0	0
William Deal Director	2008	0	0	0	0	0	0	0
Jianbin Chen President, Secretary, Treasurer, Director	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

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

2013 - 4,700 Stan Lee CPA, CMA

2012 - $3,750 Stan Lee CPA, CMA

2011 - $3,750 Stan Lee CPA, CMA

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2013 - $ 0 Kenne Ruan CPA, PC

2013 - $0 Stan Lee CPA, CMA

2012 - $0 Stan Lee CPA, CMA

2011 - $0 Stan Lee CPA, CMA

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2013 - $ 0 Kenne Ruan CPA, PC

2013 - $0 Stan Lee CPA, CMA

2012 - $0 Stan Lee CPA, CMA

2011 - $0 Stan Lee CPA, CMA

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2013 - $ 0 Kenne Ruan CPA, PC

2013 - $0 Stan Lee CPA, CMA

2012 - $0 Stan Lee CPA, CMA

2011 - $0 Stan Lee CPA, CMA

12

Gold Dynamics Corp.

Financial Statements

July 31, 2013 and 2012

Balance Sheets ……………………………………………………….………..…………….……………..…….. F-1

Statements of Operations …………………………………………………....………………………...………....F-2

Statements of Stockholders’ Equity ( Deficit) ………………………………………………………………….F-3

Statement of Cash Flows …………………………………………………………………..….……………….... F-4

Notes to Financial Statements ……………………………………………………..…..…..….…………………F-5

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of

Gold Dynamics Corp.

 (A Development Stage Company)

We have audited the accompanying balance sheet of Gold Dynamics Corp.. (the “Company”) as of July 31, 2013, and the related statements of operations, stockholders’ deficit and cash flows for the year then ended and the period from April 17, 2006 (inception) through July 31, 2013.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements for the period from April 17, 2006 (inception) through July 31, 2012 were audited by other auditors whose reports expressed unqualified opinions on those statements. Our opinion on the statements of operations, stockholders’ deficit and cash flows for the period from April 17, 2006 (inception) through July 31,  2013, insofar as it relates to amounts for prior periods through July 31, 2012, is based solely on the report of other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Dynamics Corp. as of July 31, 2013, and the results of its operations and its cash flows for the year then ended and for the period from April 17, 2006 (inception) through July 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Gold Dynamics Corp. will continue as a going concern.  As discussed in Note 1 to the financial statements, Gold Dynamics Corp. has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Kenne Ruan, CPA, P.C.

Kenne Ruan, CPA, P.C.

Woodbridge, Connecticut

November 8, 2013

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 12th of November, 2013

Gold Dynamics Corp.

(Registrant)

By: /s/ Tie Ming Li

Tie Ming Li

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature Title Date /s/ Tie Ming Li President, CEO, Secretary, November 12, 2013

Tie Ming Li Treasurer and Director

F-1

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets

	July 31,	July 31
	2013	2012

ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accured Liabilities	$ 8,348	$ 41,038
Loan Payable	58,278
Shareholder Loan	15,937	15,937
TOAL CURRENT LIABILITIES	82,563	56,975

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, Authorized : 500,000,000, common shares 103,250,000 shares issued and outstanding as of July 31, 2013 and 2012	103,250	103,250

Additional paid in capital	(23,581)	(24,187)

(Deficit) accumulated during the development stage	(162,232)	(136,038)

TOTAL STOCKHOLDERS' DEFICIT	(82,563)	(56,975)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ (0)	$ -

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations

					April 17, 2006
	For the Three Months Ended		Years Ended		(Inception) to
	July 31,	July 31,	July 31,	July 31,	July 31,
	2013	2012	2013	2012	2013

General and Administration Expenses
Professional Fees	$ 4,368	$ 7,068	$ 12,093	$ 17,013	$ 103,760
Consultation Fees		4,500	4,500	7,500	27,000
Management Fees			-		1,355
Filing Fee			-	2,045	9,083
Mineral Property Exploration			7,500		14,700
Advertising and Promotion	$ 722		1,495		1,495
Bank charges and interest			606	606	4,839
	5,090	11,568	26,194	27,164	162,232

Net (loss) for the period	$ -5,090	$ -11,568	$ -26,194	$ -27,164	$ -162,232

Net (loss) per share
Basic and diluted	$ -0	$ -0	$ -0	$ -0	$ -0

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	103,250,000	103,250,000	103,250,000	103,250,000

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows

			April 17, 2006
	For the Year Ended		(Inception) to
	July 31,	July 31,	July 31,
	2013	2012	2013

Cash flow from Operating Activities
Net loss	$ (26,194)	$ (27,164)	$ (162,232)

Adjustments to reconcile net loss to net cash
used in operating activities:	-
Imputed interest	606	606	4,637
Changes in:
Accounts payable and accrued liabilities	(32,690)	26,558	61,989
Net cash used for operating activities	(58,278)	-	(95,606)

Financing Activities
Additional Paid in Capital	-	-	(23,581)
Proceeds from shareholder loan	-	-	15,937
Proceeds from Line of Credit	58,278	-
Proceeds from sale of common stock	-	-	103,250
Net cash provided by financing activities	58,278	-	95,606

Net change in cash	(0)	-	(0)

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ (0)	$ -	$ (0)

	-	-	-
	-	-	-

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Compnay)
Statements of Stockholders' Equity (Deficit)
From April 17, 2006 (Inception) to July 31, 2013
	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Balances - April 17, 2006	-	$ -	$ -	$ -	$ -
Proceeds from issuance of founders shares	37,500,000	37,500	-32,500	-	5,000

Net Loss for the period ended July 31, 2006	-	-	-	-2,825	-2,825

Balance, July 31, 2006	37,500,000	37,500	-32,500	-2,825	2,175

Proceeds from issuance of common stock	15,750,000	15,750	5,250	-	21,000
Net Loss for the period ended July 31, 2007	-	-	-	-27,227	-27,227

Balances - July 31, 2007	53,250,000	$ 53,250	$ (27,520)	$ (30,052)	$ (4,052)

Imputed interest on shareholder loan			184

Net Loss for the period ended July 31, 2008	-	-	-	-17,973	-17,973

Balances - July 31, 2008	53,250,000	$ 53,250	$ (27,066)	$ (48,025)	$ (21,841)

Imputed interest on shareholder loan			657

Net Loss for the period ended July 31, 2009	-	-	-	$ (7,682)	$ (7,682)

Balances - July 31, 2009	53,250,000	$ 53,250	$ (26,409)	$ (55,707)	$ (28,866)

Proceeds from issuance of common stock	50,000,000	$ 50,000

Imputed interest on shareholder loan			808
Net Loss for the period ended July 31, 2010	-	-	-	$ (47,509)	$ (47,509)

Balances - July 31, 2010	103,250,000	$ 103,250	$ (25,601)	$ (103,216)	$ (25,567)

Imputed interest on shareholder loan			808

Net Loss for the period ended July 31, 2011				$ (5,658)	$ (5,658)

Balances - July 31, 2011	103,250,000	$ 103,250	$ (24,793)	$ (108,874)	$ (30,417)

Imputed interest on shareholder loan			606

Net Loss for the period ended July 31, 2012				$ (27,164)	$ (27,164)

Balances - July 31, 2012	103,250,000	$ 103,250	$ (24,187)	$ (136,038)	$ (56,975)

Imputed interest on shareholder loan			606

Net Loss for the period ended July 31, 2013				$ (26,194)	$ (26,194)

Balances - July 31, 2013	103,250,000	$ 103,250	$ (23,581)	$ (162,233)	$ (82,563)

See Accompanying Notes to financial Statements

F-5

Gold Dynamics Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended July 31, 2013

NOTE 1 – NATURE OF OPERATIONS AND BASIS OF PRESENTATION

The Company was incorporated in the State of Nevada on April 17, 2006. The Company was initially formed to engage in the business of e-commerce in the United States of America.

During 2006, the Company entered the business of exploration of precious metals with a focus on the exploration and development of gold deposits in North America and Internationally.

The Company has a fiscal year of July 31.

Going concern
To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $162,232. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 162,232 and has insufficient working capital to meet operating needs for the next twelve months as of July 31, 2013, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation
The accompanying unaudited interim financial statements of Gold Dynamics formerly known as Vita Spirits Corp., formerly known as Revo Ventures Inc, have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission.

The Company's primary operations began in April 2006. The Company intends to change its primary operations from an e-commerce focus to junior mining, specializing in exploration and production. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Corp. to Gold Dynamics Corp. to better reflect the Company's new focus.

Use of Estimates and Assumptions
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

Impairment of Long Lived Assets
Long-lived assets are reviewed for impairment in accordance with ASC Topic 360, "Accounting for the Impairment or Disposal of Long- lived Assets". Under ASC Topic 360, long-lived assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized or the amount, if any, which the carrying value of the asset exceeds the fair value.

Asset Retirement Obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company’s financial position or results of operations. As of July 31, 2013, any potential costs relating to the ultimate disposition of the Company’s mineral property interests are not yet determinable.

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at July 31, 2103, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740-10, “Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

Cash and cash equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less.

Net Income (Loss) per Share
The Company computes income (loss) per share in accordance with FASB ASC 260-10, “Earnings per Share” which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic income (loss) per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of outstanding common shares during the period. Diluted income (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive loss per share excludes all potential common shares if their effect is anti-dilutive.

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, “Foreign Currency Matters,” foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. At July 31, 2013, the Company has not recorded any translation adjustments into stockholders’ equity.

Stock-based Compensation
On June 1, 2006, the Company adopted FASB ASC 718-10, “Compensation-Stock Compensation”, under this method, compensation cost recognized for the year ended July 31, 2013 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 31, 2013, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to July 31, 2013, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of FASB ASC 718-10. The results for the prior periods were not restated.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 505-50 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Revenue Recognition
Revenue is recognized when it is realized or realizable and earned. Imogo considers revenue realized or realizable and earned when pervasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the periods the services are provided.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2012.

Advertising Expenses
The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2013.

Fair Value of Financial Instruments
In accordance with the requirements of FASB ASC 820-10, the Company has determined the estimated fair value of financial instruments using available market information and appropriate valuation methodologies. The fair value of financial instruments classified as current assets or liabilities approximate their carrying value due to the short-term maturity of the instruments.

Recently Issued Accounting Pronouncements
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

NOTE 3 – STOCKHOLDERS’ DEFICIT

The Company’s capitalization is 750,000,000 common shares with a par value of $0.001 per share.

On July 14, 2006, the Company sold 5,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $5,000.

On May 6, 2007, the Company sold 2,100,000 common shares pursuant to a registration statement at $0.01 per share for total proceeds of $21,000.

On April 22, 2008, the Company approved a forward split a 15 for 2 forward stock split to our stockholders of record as of April 23, 2008. The Company increased the authorized shares from 50,000,000 to 750,000,000. The Company did not change the par value of the shares. All references to share value in these financial statements have been restated to reflect this split. Subsequent to the forward split, the Company had 53,250,000 common shares issued and outstanding.

On November 12, 2009, the Company sold 4,000.000 common shares at $ 0.0125 per share to an investor for the total proceeds of $50,000.

On December 15, 2009, we authorized the Forward Stock Split of our issued and outstanding Common Stock on a 2.6 for one (2.6:1) basis. As a result of the Forward Stock Split, the Company shall increase its issued and outstanding shares of the Common Stock to 103,250,000.

NOTE 4 – INCOME TAXES

As of July 31, 2013, the Company has an estimated net operating loss carryforward for tax purpose of $159,030. This amount may be applied against future federal taxable income and expires in 2028.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at July 31, 2012 and for the year ended July 31, 2013. The significant components of the deferred tax asset as at July 31, 2012 and July 31, 2013 are as follows:

	2013	2012
Net Operating loss carryforwards	$55,661	$ 47,613
Valuation allowance	(55,661)	(47,613)
Net Deferred Tax asset	$ -	$ -

NOTE 5– SHAREHOLDERS’ LOANS

An officer has loaned the Company $15,937, without a fixed term of repayment. Imputed interest in the amount of $606 has been included in additional paid in capital for the year ended July 31, 2013.

NOTE 6 – SUBSEQUENT EVENTS

There have been no subsequent events since July 31, 2013 through the date of this filing.

 NOTE 7 - Loan Payable

The Company owes $58,278 to Fusion Business Group Inc. at July 31, 2013. The loan bears interest at 10% per annum, no monthly repayment and the loan is due in full on December 31, 2015.