Form 10-Q
period 2013-10-31
Gold Dynamics Corp.
filed 2013-12-23
CIK 1371534

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2013

or

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

Yes No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 23, 2013 was 103,250,000 shares.

1

Part I - FINANCIAL INFORMATION

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets

	October 31,	July 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accrued Liabilities	$ 12,219	$ 8,348
Shareholder Loan	74,215	74,215
TOTAL CURRENT LIABILITIES	86,434	82,563

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, Authorized : 500,000,000, common shares 103,250,000 shares issued and outstanding as of July 31, 2013 and 2012	103,250	103,250

Additional paid in capital	(27,250)	(23,581)

(Deficit) accumulated during the development stage	(162,434)	(162,232)

TOTAL STOCKHOLDERS' DEFICIT	(86,434)	(82,563)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations

			April 17, 2006 (Inception) to
	For the Three Months Ended		Years Ended
	October 31,	October 31,	October 31,
	2013	2012	2013

General and Administration Expenses
Professional Fees			$ 103,760
Consultation Fees		4,500	27,000
Management Fees			1,355
Filing Fee			9,083
Rent			14,700
Advertising and Promotion Expenses			1,495
Bank charges and interest	202	202	5,041
	202	4,702	162,434

Net (loss) for the period	$ (202)	$ (4,702)	$ (162,434)

Net (loss) per share
Basic and diluted	$ (0.00)	$ (0.00)	$ (0.0011)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	148,850,000	148,850,000

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows

			April 17, 2006
	For the Three Months Ended		(Inception) to
	October 31,	October 31,	October 31,
	2013	2012	2013

Cash flow from Operating Activities
Net loss	$ (202)	$ (4,702)	$ (162,434)

Adjustments to reconcile net loss to net cash
used in operating activities:	-	-	-
Imputed interest
Changes in:
Accounts payable and accrued liabilities	3,871	4,702	12,219
Net cash used for operating activities	(3,669)	-	(150,215)

Financing Activities
Additional Paid in Capital	(3,669)	-	(27,250)
Proceeds from shareholder loan	-		74,215
Proceeds from Bank Overdraft	-	-
Proceeds from sale of common stock	-	-	103,250
Net cash provided by financing activities	(3,669)	-	150,215

Net change in cash	-	-	(0)

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ (0)

See Accompanying Notes to Financial Statements

 GOLD DYNAMICS CORP.

(A DEVELOPMENT STAGE COMPANY)

NOTES TO THE FINANCIAL STATEMENTS

OCTOBER 31, 2013

Note 1: Organization and Basis of Presentation

Gold Dynamics Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America on April, 2006.

The Company's primary operations began in April 2006 with an e-commerce focus and intends to become a producer of vitamin infused alcoholic beverages. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Corp to Gold Dynamics Corp. to better reflect the Company's new focus.

The Financial Statements and related disclosures as of October 31, 2013 are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The July 31, 2013, Balance Sheet data was derived from unaudited financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the period. These financial statements should be read in conjunction with the financial statements included in our Quarterly Report for the period ended October 31, 2013. Unless the context otherwise requires, all references to “Gold Dynamics,” “we,” “us,” “our” or the “company” are to Gold Dynamics Corp. and any subsidiaries.The Company’s fiscal year ends July 31.

Note 2: Recent Accounting Pronouncements

In December 2011, the FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, (“ASU 2011-11”). ASU 2011-11 requires an entity to disclose both gross information and net information about both instruments and transactions eligible for offset in the statement of financial position and instruments and transactions subject to an agreement similar to a master netting arrangement. ASU 201111 is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods. Retrospective disclosure is required for all comparative periods presented. The adoption of ASU 2011-11 did not have a material impact on the Company’s financial statements.

In October 2012, the FASB issued ASU No. 2012-04, Technical Corrections and Improvements, (“ASU 2012-04”). This update includes source literature amendments, guidance clarification, reference corrections and relocated guidance affecting a variety of topics in the Codification. The update also includes conforming amendments to the Codification to reflect ASC 820’s fair value measurement and disclosure requirements. The amendments in this update that will not have transition guidance are effective upon issuance. The amendments in this update that are subject to the transition guidance will be effective for fiscal periods beginning after December 15, 2012. The adoption of ASU 2012-04 did not have a material impact on the Company’s financial statements.

In January 2013, the FASB issued ASU No. 2013-01, Balance Sheet (Topic 210): Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”). This update clarifies that ordinary trade receivables and receivables are not in the scope of ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). Specifically, ASU 2011-11 applies only to derivatives, repurchase agreements and reverse purchase agreements, and securities borrowing and securities lending transactions that are either offset in accordance with specific criteria contained in the FASB Accounting Standards Codification or subject to a master netting arrangement or similar agreement. The Company is required to apply the amendments in ASU 2013-01 beginning January 1, 2013. The adoption of ASU 2013-01 by the Company did not have a material impact on the consolidated financial statements.

In February 2013, the Financial Accounting Standards Board issued Accounting Standards Update, or ASU, 2013-02, Comprehensive Income (Topic 220), Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income. This update requires companies to provide information regarding the amounts reclassified out of accumulated other comprehensive income by component. In addition, companies are required to present, either on the face of the statement where net income is presented or in the accompanying notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income. ASU 2013-02 is effective for annual reporting periods beginning on or after December 15, 2012, and interim periods within those annual periods. ASU 2013-02 was adopted January 1, 2013 and did not have a significant impact on our financial statements.

Note 3: Commitments and Contingencies

The Company neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officer and director are involved in other business activities and most likely will become involved in other business activities in the future.

Note 4: Legal Matters

The Company has no known legal issues pending.

Note 5: Related Party Transactions

An officer has loaned the Company $15,937, without a fixed term of repayment. Imputed interest in the amount of $606 has been included in additional paid in capital for the period ending October 31, 2013.

Note 6: Capital Stock

On July 14, 2006, the Company sold 5,000,000 common shares at $0.001 per share to the sole director of the Company for total proceeds of $5,000.

On May 6, 2007, the Company sold 2,100,000 common shares pursuant to a registration statement at $0.01 per share for total proceeds of $21,000.

On April 22, 2008, the Company approved a forward split of a 15 for 2 forward stock split to the stockholders of record as of April 23, 2008. The Company increased the authorized shares from 50,000,000 to 75,000,000. The Company did not change the par value of the shares. All references to share value in these financial statements have been restated to reflect this split. Subsequent to the forward split, the Company had 53,250,000 common shares issued and outstanding.

On November 12, 2009, the Company sold 4,000,000 common shares at $ 0.0125 per share to an investor for total proceeds of $50,000.

On December 15, 2009, the Company authorized a Forward Stock Split of issued and outstanding Common Stock on a 2.6 for one (2.6:1) basis. As a result of the Forward Stock Split, the Company increased its issued and outstanding shares of Common Stock to 148,850,000.

As of October 31, 2013 there were no outstanding stock options or warrants.

Note 7: Income Taxes

The company has not commenced operations and has not generated any revenue and has not made a provision for income taxes.

The Company’s statutory tax rate is 35%.

The Company does not have any material uncertainties with respect to its provisions for income taxes.

Note 8: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the period ended October 31, 2013, the Company had an accumulated deficit of $162,434.00

The Company’s ability to continue as a going concern is dependent upon the Company’s ability to generate sufficient revenues to operate profitably or raise additional capital through debt financing and/or through sales of common stock.

Management has no formal plan in place to address these concerns, but believes that the Company will be able to obtain additional funds through equity financing and/or related party advances.

The failure to achieve the necessary levels of profitability or obtain the additional funding would be detrimental to the Company.

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2013. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

COMPANY OVERVIEW

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

RESULTS OF OPERATIONS

Three Months ended October 31, 2013 compared to October 31, 2012.

The Company experienced general and administration expenses of $202 and $4,702 for the three months ended October 31, 2013 and 2012, respectively. The decrease in general and administration expenses for this period are attributed to a decrease in professional, consultation and filings fees.

For the three month period ended October 31, 2013, the company experienced a net loss of $202 compared to a loss of $4,702 for the three months ended October 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended October 31, 2013, the Company had no working capital needs. As of October 31, 2013, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

ITEM 3: QUANTITATIVE DISCLOSURES ABOUT MARKET RISKS

Not applicable

ITEM 4: CONTROLS AND PROCEDURES

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

ITEM 1: LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

None

ITEM 3: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5: OTHER INFORMATION

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 23, 2013

December 23, 2013

/s/ Tie Ming Li__________________

Mr. Tie Ming Li, President