Form 10-Q
period 2014-03-06
Gold Dynamics Corp.
filed 2014-03-07
CIK 1371534

10-Q 1 gold10qjan31.htm

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2014

or

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

Yes No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at March 5, 2014 was 103,250,000 shares.

1

Part I - FINANCIAL INFORMATION

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets

	January 31,	July 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accured Liabilities	$ 10,848	$ 8,348
Shareholder Loan	74,215	74,215
TOAL CURRENT LIABILITIES	85,063	82,563

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, Authorized : 500,000,000, common shares 103,250,000 shares issued and outstanding as of July 31, 2013 and 2012	103,250	103,250

Additional paid in capital	(23,379)	(23,581)

(Deficit) accumulated during the development stage	(164,934)	(162,232)

TOTAL STOCKHOLDERS' DEFICIT	(85,063)	(82,563)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations

					April 17, 2006
	For the Three Months Ended		For the Six Months Ended		(Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2014	2013	2014	2013	2014

General and Administration Expenses
Professional Fees	$ 2,500	$ 6,500	$ 2,500	$ 6,500	$ 106,260
Consultation Fees				4,500	27,000
Management Fees				-	1,355
Filing Fee				-	9,083
Rent					14,700
Advertising and Promotion Expenses		$ 773		773	1,495
Bank charges and interest		$ 202	202	404	5,041
	2,500	7,475	2,702	12,177	164,934

Net (loss) for the period	$ -2,500	$ -7,475	$ -2,702	$ -12,177	$ -164,934

Net (loss) per share
Basic and diluted	$ -0	$ -0	$ -0	$ -0	$ -0

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	103,250,000	103,250,000	103,250,000	103,250,000

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows

			April 17, 2006
	For Six months Ended		(Inception) to
	January 31,	January 31,	January 31,
	2014	2013	2014

Cash flow from Operating Activities
Net loss	$ (2,702)	$ (12,177)	$ (164,934)

Adjustments to reconcile net loss to net cash
used in operating activities:	-	-
Imputed interest
Changes in:
Accounts payable and accrued liabilities	2,500	11,773	10,848
Net cash used for operating activities	(202)	(404)	(154,086)

Financing Activities
Additional Paid in Capital	202	404	(23,379)
Proceeds from shareholder loan	-		74,215
Proceeds from Bank Overdraft	-	-
Proceeds from sale of common stock	-	-	103,250
Net cash provided by financing activities	202	404	154,086

Net change in cash	-	-	-

Cash, Beginning of Period	-	-	-

Cash, End of Period	$ -	$ -	$ -

See Accompanying Notes to Financial Statements

 GOLD DYNAMICS CORP.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2014

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

The Financial Statements and related disclosures as of January 31, 2014 are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The January 31, 2014, Balance Sheet data was derived from unaudited financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the period. These financial statements should be read in conjunction with the financial statements included in our Quarterly Report for the period ended October 31, 2013. Unless the context otherwise requires, all references to “Gold Dynamics,” “we,” “us,” “our” or the “company” are to Gold Dynamics Corp. and any subsidiaries. The Company’s fiscal year ends July 31.

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

Note 5: Related Party Transactions

An officer has loaned the Company $15,937, without a fixed term of repayment and no interest.

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

As of January 31, 2014 there were no outstanding stock options or warrants.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2014. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

RESULTS OF OPERATIONS

The Company experienced general and administration expenses of $2,500 and $7,475 for the three months ended January 3, 2014 and 2013, respectively. The decrease in general and administration expenses for this period are attributed to a decrease in professional, consultation and filings fees.

For the three month period ended January 31, 2014, the company experienced a net loss of $2,500 compared to a loss of $7,475 for the three months ended January 31, 2013.

LIQUIDITY AND CAPITAL RESOURCES

During the three month period ended January 31, 2014, the Company had no working capital needs. As of January 31, 2014, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized March 5, 2014.

March 5, 2014

/s/ Tie Ming Li__________________

Mr. Tie Ming Li, President