Form 10-Q
period 2014-04-30
Gold Dynamics Corp.
filed 2014-05-29
CIK 1371534

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2014

or

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

Yes No X

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at April 30, 2014 was 103,250,000 shares.

1

Part I - FINANCIAL INFORMATION

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets

	April 30,	July 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accured Liabilities	$ 14,048	$ 8,348
Shareholder Loan	74,215	74,215
TOAL CURRENT LIABILITIES	88,263	82,563

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, Authorized : 500,000,000, common shares 103,250,000 shares issued and outstanding as of April 30, 2014 and July 31, 2013	103,250	103,250

Additional paid in capital	(23,379)	(23,581)

(Deficit) accumulated during the development stage	(168,134)	(162,232)

TOTAL STOCKHOLDERS' DEFICIT	(88,263)	(82,563)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations

					April 17, 2006
	For the Three Months Ended		For the Nine Months Ended		(Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2014	2013	2014	2013	2014

General and Administration Expenses
Professional Fees	$ 3,200	$ 1,225	$ 5,700	$ 7,725	$ 109,460
Consultation Fees				4,500	27,000
Management Fees				-	1,355
Filing Fee				-	9,083
Rent		$ 7,500		7,500	14,700
Advertising and Promotion Expenses				773	1,495
Bank charges and interest		$ 202	202	606	5,041
	3,200	8,927	5,902	21,104	168,134

Net (loss) for the period	$ -3,200	$ -8,927	$ -5,902	$ -21,104	$ -168,134

Net (loss) per share
Basic and diluted	$ -0	$ -0	$ -0	$ -0	$ -0

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	103,250,000	103,250,000	103,250,000	103,250,000

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows

				April 17, 2006
	For the Nine months Ended			(Inception) to
	April 30,	April 30,		April 30,
	2014	2013		2014

Cash flow from Operating Activities
Net loss	$ (5,902)	$ (21,104)	#	$ (168,134)

Adjustments to reconcile net loss to net cash
used in operating activities:	-	-
Imputed interest
Changes in:
Accounts payable and accrued liabilities	5,700	20,498	#	14,048
Net cash used for operating activities	(202)	(606)	#	(154,086)

Financing Activities
Additional Paid in Capital	202	606		(23,379)
Proceeds from shareholder loan	-		#	74,215
Proceeds from Bank Overdraft	-	-
Proceeds from sale of common stock	-	-		$103,250
Net cash provided by financing activities	202	606		$154,086

Net change in cash	-	-		-

Cash, Beginning of Period	-	-	#	-

Cash, End of Period	$ -	$ -	$	$ -

	-	-	#	-
	-	-	#	-

See Accompanying Notes to Financial Statements

 GOLD DYNAMICS CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2014

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

The Financial Statements and related disclosures as of April 30, 2014 are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The April 30, 2014, Balance Sheet data was derived from unaudited financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the period. These financial statements should be read in conjunction with the financial statements included in our Quarterly Report for the period ended April 30, 2014. Unless the context otherwise requires, all references to “Gold Dynamics,” “we,” “us,” “our” or the “company” are to Gold Dynamics Corp. and any subsidiaries. The Company’s fiscal year ends July 31.

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

Note 5: Related Party Transactions

An officer has loaned the Company $15,937 on August 1, 2009, without a fixed term of repayment and no interest.

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

As of April 30, 2014 there were no outstanding stock options or warrants.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2014. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

RESULTS OF OPERATIONS

The Company experienced general and administration expenses of $5,902 and $21,104 for the nine months ended April 30, 2014 and 2013, respectively. The decrease in general and administration expenses for this period are attributed to a decrease in professional, consultation and filings fees.

For the nine month period ended April 30, 2014, the company experienced a net loss of $5,902 compared to a loss of $21,104 for the nine months ended April 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended April 30, 2014, the Company had no working capital needs. As of April 30, 2014, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended April 30, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized May 29, 2014.

May 29, 2014

/s/ Tie Ming Li__________________

Mr. Tie Ming Li, President