Form 10-K
period 2014-07-31
Gold Dynamics Corp.
filed 2014-10-15
CIK 1371534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2014

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ___________________

Commission file number: 333-136981

Gold Dynamics Corp.

(Exact name of small business issuer as specified in its charter)

Nevada

(State or other jurisdiction of incorporation or organization)

N/A

(IRS Employer Number)

2248 Meridian Blvd. Ste H Minden, NV 89423

(Address of principal executive office)

949-419-6588

(Issuer's telephone number)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act:

Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act:

Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:

Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act:

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):

Yes [ ] No [X]

The aggregate market value of Gold Dynamics Common Stock owned by non-affiliates as of October 14, 2014 was $327,470.

Number of shares of each class of Gold Dynamics capital stock outstanding as of October 14, 2014: 148,850,000 shares of common stock

GOLD DYNAMICS CORP.

FORM 10-K

For the Fiscal Year ended July 31, 2014

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

Item 9A. Controls And Procedures

Item 10. Directors, Executive Officers, Promoters And Control Persons; Compliance With Section 16(A) Of The Exchange Act

Item 11. Executive Compensation

Item 12. Security Ownership Of Certain Beneficial Owners And Management And Related Stockholder Matters

Item 13: Certain Relationships And Related Transactions

Item 14: Exhibits

Item 15: Code Of Ethics

Item 16: Principal Accountant Fees And Services

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

Gold Dynamics Corp

("GLDN") is a Nevada corportation that was incorporated on April 17, 2006, under the name of Revo Ventures Inc. On March, 15 2010, the company changed its name to Gold Dyamics Corp by a majority vote of its shareholder

GLDN is an exploration stage company engaged in the acquisition and exploration of mineral properties. GLDN's plan of operations is to conduct mineral exploration activities on mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.

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

ITEM 1A:RISK FACTORS

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

Risks associated with Gold Dynamics Corp.:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at July 31, 2014. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

9. Because our articles of incorporation authorize the issuance of 500,000,000 shares of common stock, an investor faces the risk of having their percentage ownership diluted in the future. We anticipate that any additional funding will be in the form of equity financing from the sale of our common stock. In the future, if we do sell more common stock, your investment could be subject to dilution. Dilution is the difference between what you pay for your stock and the net tangible book value per share immediately after the additional shares are sold by us. These shares may also be issued without security holder approval and, if issued, may be granted voting powers, rights, and preferences that differ from and may be superior to those of the registered shares.

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

As of July 31, 2014, the Company does not retain a legal counsel.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2014.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

ITEM 6: SELECTED FINANCIAL DATA

	As of	As of
	July 31, 2014	July 31, 2013
Balance Sheet

Total Assets	$-	$-
Total Liabilities	$93,689	$86,232
Stockholders Equity (Deficit)	$(93,689)	$(86,232)

	For the	For the
	Year ended	Year Ended
	July 31, 2014	July 31, 2013
Income Statement
Revenues	$ -	$ -
Total Expenses	$7,255	$25,588
Net Loss$	$(7,255)	($25,588)

ITEM 7: MANAGEMENT’S AND ANALYSIS OR PLAN OF OPERATION

The following discussion and analysis provides information which management of Gold Dynamics Corp. (the "Company") believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

Overview

Gold Dynamics Corp. (GLDN) was incorporated in April 17, 2006. The Company is an exploration stage company engaged in the acquisition and exploration of mineral properties. GLDN's plan of operations is to conduct mineral exploration activities on mineral properties in order to assess whether these claims possess commercially exploitable mineral deposits.

Revenues

There were no revenues generated for the fiscal period ended July 31, 2014 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $7,255 for the fiscal year ended July 31, 2014. This is compared to general and administrative expenses totaling $25,588 for the fiscal year ended July 31, 2013. This decrease in general and administrative expenses is largely attributed to a decrease in fees paid for professional services and consulting fees.

We experienced a net loss of $7,255 for the fiscal year ended July 31, 2014 compared to a net loss of $25,588 for the fiscal year ended July 31, 2013.

Liquidity and Capital Resources

As of July 31, 2014, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required to be filed pursuant to this Item 8 begin on page F-1 of this report.

Part III

ITEM 9: CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Financial Statements of the Company have been audited by David Hillary, CPA, P.C. for the fiscal year ended July 31, 2014. The Financial Statements of the Company have been audited by Kenne Ruan, CPA, P.C. for the fiscal year ended July 31, 2013. There have been no changes in or disagreements with David Hillary, CPA, P.C.or Kenne Ruan CPA, P.C. on accounting and financial disclosure matters at any time.

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

Managements Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on our assessment we believe that, as of July 31, 2014, our internal control over financial reporting was effective based on those criteria.

Changes in Internal control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended July 31, 2014, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2014, Form 3 reports were not timely filed by Tie Ming Li, the Company's President.

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

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
Tie Ming Li	2014	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
Gary Westbrook President, Secretary and Director	2008	0	0	0	0	0	0	0
William Deal Director	2008	0	0	0	0	0	0	0
Jianbin Chen President, Secretary, Treasurer, Director	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

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

Name of Beneficial Owner	Direct Amount of Beneficial Owner	Position	% of Class

Tie Ming Li	97,500,000	Greater than 5% shareholder	65.5%

All officers and directors as a Group (1 person) 70.4%

Securities authorized for issuance under equity compensation plans.

We have no equity compensation plans.

Item 13: Certain Relationships and Related Transactions

We issued 5,000,000 shares of common stock to Tie Ming Li, our president and a member of the board of directors in July 2010, in consideration of $5,000.

Item 14: Exhibits

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

10.1* Website Design Contract (incorporated by reference to the Form SB-2 filed with the Securities and Exchange Commission on August 30, 2007)

Item 15: Code of Ethics

31 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14 of the Securities and Exchange Act of 1934 as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 16: Principal Accountant Fees and Services

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

2014 - $ 1,555 David L. Hillary, Jr., CPA, CITP, MBA

2013 - $4,700 Kenne Ruan, CPA

2012 - $3,750 Stan Lee CPA, CMA

2011 - $3,750 Stan Lee CPA, CMA

2) Audit - Related Fees

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported in the preceding paragraph:

2014 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2013 - $0 Kenne Ruan, CPA

2012 - $0 Stan Lee CPA, CMA

2011 - $0 Stan Lee CPA, CMA

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2014 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2013 - $0 Kenne Ruan, CPA

2012 - $0 Stan Lee CPA, CMA

2011 - $0 Stan Lee CPA, CMA

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2014 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2013 - $0 Kenne Ruan, CPA

2012 - $0 Stan Lee CPA, CMA

2011 - $0 Stan Lee CPA, CMA

Gold Dynamics Corp.

Financial Statements

July 31, 2014 and 2013

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Stockholders’ Equity ( Deficit)

F-3

Statement of Cash Flows

F-4

Notes to Financial Statements

F-5

Gold Dynamics Corp.

(A Development Stage Company)

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders Gold Dynamics Corp.

Nevada, USA

We have audited the accompanying statements of financial position of Gold Dynamics Corp. (a Nevada corporation) as of July 31, 2014 and the related statements of income, retained earnings, and cash flows for the year then ended. We relied on an audit previously performed by another auditor for the July 31, 2013 financial statement information. All information included in these financial statements is the representation of the management of Gold Dynamics Corp. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gold Dynamics Corp. as of July 31, 2014 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

Respectfully,

David L. Hillary, Jr.,

CPA, CITP Hillary CPA Group, LLC Indianapolis, Indiana

September 25, 2014

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 14th of October, 2014

Gold Dynamics Corp.

(Registrant)

By: /s/ Tie Ming Li

Tie Ming Li

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature Title Date /s/ Tie Ming Li President, CEO, Secretary, October 14, 2014

Tie Ming Li Treasurer and Director

F-1

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets

	July 31, 2014	July 31, 2013

ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -
TOTAL CURRENT ASSETS	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Note Payable	$ 77,752	$ 70,295
Shareholder Loan	$ 15,937	$ 15,937
TOAL CURRENT LIABILITIES	$ 93,689	$ 86,232

Stockholders' Equity
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	$ -	$ -
Common stock, $0.001 par value, Authorized : 500,000,000, common shares 148,850,000 shares issued and outstanding as of July 31, 2014 and 2013	$ 11,100	$ 11,100
Additional paid in capital	$ 64,900	$ 64,900
(Deficit) accumulated during the development stage	$ (169,689)	$ (162,232)

TOTAL STOCKHOLDERS' DEFICIT	$ (93,689)	$ (86,232)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See Accompanying Notes to Financial Statements

F-2

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations

The Years Ended
	July 31, 2014	July 31, 2013	April 17, 2006 (Inception) to July 31, 2014

Revenue
Sales	$ -	$ -	$ -
Total Income	$ -	$ -	$ -

General and Administration Expenses
Professional Fees	$ 7,255	$ 12,093	$ 111,015
Consultation Fees		$ 4,500	$ 27,000
Management Fees			$ 1,355
Filing Fee			$ 9,083
Rent		$ 7,500	$ 14,700
Advertising and Promotion Expenses		$ 1,495	$ 1,495
Bank charges and interest			$ 5,041
	$ 7,255	$ 25,588	$ 169,689

Net (loss) for the period	$ (7,255)	$ (25,588)	$ (169,689)

Net (loss) per share
Basic and diluted	$ (0.0000)	$ (0.0002)	$ (0.0011)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	148,850,000	148,850,000	148,850,000

See Accompanying Notes to Financial Statements

F-3

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows

April 17, 2006
	For the Year Ended		(Inception) to
	July 31, 2014	July 31, 2013	July 31, 2014

Cash flow from Operating Activities
Net loss	$ (7,255)	$ (25,588)	$ (169,689)

Adjustments to reconcile net loss to net cash
used in operating activities:	$ -	$ -
Accrued Interest
Notes Payable	$ 7,255	$ 25,588	$ 77,752
Net cash used for operating activities	$ -	$ -	$ (91,937)

Financing Activities
Additional Paid in Capital	$ -	$ -	$ 64,900
Proceeds from shareholder loan	$ -	$ -	$ 15,937
Proceeds from sale of common stock	$ -	$ -	$ 11,100
Net cash provided by financing activities	$ -	$ -	$ 91,937

Net change in cash	$ -	$ -	$ -

Cash, Beginning of Period	$ -	$ -	$ -

Cash, End of Period	$ -	$ -	$ -

See Accompanying Notes to Financial Statements

F-4

Gold Dynamics Corp.
(A Development Stage Compnay)
Statements of Stockholders' Equity
From April 17, 2006 (Inception) to July 31, 2014

	Common Stock
	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholder's Equity

Balances - April 17, 2006	0	$ -	$ -	$ -	$ -
Proceeds from issuance of founders shares	5,000,000	$ 5,000	$ -	-	$ 5,000
Net Loss for the period ended July 31, 2006			-	$ (2,825)	$ (2,825)
Balance, July 31, 2006	5,000,000	$ 5,000	$ -	$ (2,825)	$ 2,175

Proceeds from issuance of common stock	2,100,000	$ 2,100	$ 18,900	-	$ 21,000
Net Loss for the period ended July 31, 2007			-	$ (27,227)	$ (27,227)
Balances - July 31, 2007	7,100,000	$ 7,100	$ 18,900	$ (30,052)	$ (4,052)

15:2 Stock Split
Net Loss for the period ended July 31, 2008			-	$ (17,973)	$ (17,973)
Balances - July 31, 2008	53,250,000	$ 7,100	$ 18,900	$ (48,025)	$ (22,025)

Net Loss for the period ended July 31, 2009		$ -	$ -	$ (7,682)	$ (7,682)
Balances - July 31, 2009	53,250,000	$ 7,100	$ 18,900	$ (55,707)	$ (29,707)

Proceeds from issuance of common stock	4,000,000	$ 4,000	$ 46,000		$ 50,000
Revised for Stock Split 2.6:1	91,600,000
Balances - December 15, 2009	148,850,000	$ 11,100	$ 64,900	$ -	$ 20,293

Net Loss for the period ended July 31, 2010	0	$ -	$ -	$ (47,509)	$ (47,509)
Balances - July 31, 2010	148,850,000	$ 11,100	$ 64,900	$ (47,509)	$ (27,216)

Net Loss for the period ended July 31, 2011				$ (5,658)	$ (5,658)
Balances - July 31, 2011	148,850,000	$ 11,100	$ 64,900	$ (53,167)	$ (32,874)

Net Loss for the period ended July 31, 2012				$ (27,164)	$ (27,164)
Balances - July 31, 2012	148,850,000	$ 11,100	$ 64,900	$ (80,331)	$ (60,038)

Net Loss for the period ended July 31, 2013				$ (26,194)	$ (26,194)
Balances - July 31, 2013	148,850,000	$ 11,100	$ 64,900	$ (106,525)	$ (86,232)

Net Loss for the period ended July 31, 2014				$ (7,457)	$ (7,457)
Balances - July 31, 2014	148,850,000	$ 11,100	$ 64,900	$ (113,982)	$ (93,689)

See Accompanying Notes to financial Statements

F-5

Gold Dynamics Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended July 31, 2014

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

NOTE 2- GOING CONCERN

To date the Company has generated minimal revenues from its business operations and has incurred operating losses since inception of $169,689. The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business for the foreseeable future. Since inception, the Company has accumulated losses aggregating to $ 169,689 and has insufficient working capital to meet operating needs for the next twelve months as of July 31, 2014, all of which raise substantial doubt about the Company’s ability to continue as a going concern.

NOTE 3– SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Asset Retirement Obligations
The Company has adopted the provisions of FASB ASC 410-20 “Asset Retirement and Environmental Obligations,” which establishes standards for the initial measurement and subsequent accounting for obligations associated with the sale, abandonment or other disposal of long-lived tangible assets arising from the acquisition, construction or development and for normal operations of such assets. The adoption of this standard has had no effect on the Company’s financial position or results of operations. As of July 31, 2014, any potential costs relating to the ultimate disposition of the Company’s mineral property interests are not yet determinable.

Income Taxes
The Company follows the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax balances. Deferred tax assets and liabilities are measured using enacted or substantially enacted tax rates expected to apply to the taxable income in the years in which those differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the date of enactment or substantive enactment. As at July 31, 2104, the Company had net operating loss carryforwards, however, due to the uncertainty of realization, the Company has provided a full valuation allowance for the deferred tax assets resulting from these loss carryforwards. Deferred income taxes are reported for timing differences between items of income or expense reported in the financial statements and those reported for income tax purposes in accordance with FASB ASC 740-10, “Income Taxes,” which requires the use of the asset/liability method of accounting for income taxes. Deferred income taxes and tax benefits are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases, and for tax loss and credit carry-forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The Company provides for deferred taxes for the estimated future tax effects attributable to temporary differences and carry-forwards when realization is more likely than not.

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

Foreign Currency Translation
The financial statements are presented in United States dollars. In accordance with FASB ASC 830-10, “Foreign Currency Matters,” foreign denominated monetary assets and liabilities are translated to their United States dollar equivalents using foreign exchange rates which prevailed at the balance sheet date. Revenue and expenses are translated at average rates of exchange during the period. Related translation adjustments are reported as a separate component of stockholders’ equity, whereas gains or losses resulting from foreign currency transactions are included in results of operations. At July 31, 2014, the Company has not recorded any translation adjustments into stockholders’ equity.

Stock-based Compensation
On June 1, 2006, the Company adopted FASB ASC 718-10, “Compensation-Stock Compensation”, under this method, compensation cost recognized for the year ended July 31, 2014 includes: a) compensation cost for all share-based payments granted prior to, but not yet vested as of July 31, 2014, based on the grant-date fair value estimated in accordance with the original provisions of SFAS 123, and b) compensation cost for all share-based payments granted subsequent to July 31, 2014, based on the grant-date fair value estimated in accordance with the provisions of FASB ASC 718-10. In addition, deferred stock compensation related to non-vested options is required to be eliminated against additional paid-in capital upon adoption of FASB ASC 718-10. The results for the prior periods were not restated.

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

Revenue Recognition
Revenue is recognized when it is realized or realizable and earned. Gold Dynamics considers revenue realized or realizable and earned when pervasive evidence of an arrangement exists, services have been provided, and collectability is reasonably assured. Revenue that is billed in advance such as recurring weekly or monthly services are initially deferred and recognized as revenue over the periods the services are provided.

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

The Company has no elements of "other comprehensive income" during the period ended July 31, 2014.

Advertising Expenses
The company expenses advertising costs as incurred. There was no advertising expense incurred by the company during the period ended July 31, 2014.

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

NOTE 4– STOCKHOLDERS’ DEFICIT

The Company’s initial capitalization is 750,000,000 common shares with a par value of $0.001 per share.

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

On December 15, 2009, we authorized the Forward Stock Split of our issued and outstanding Common Stock on a 2.6 for one (2.6:1) basis. As a result of the Forward Stock Split, the Company shall increase its issued and outstanding shares of the Common Stock to 148,850,000.

NOTE 5 - INCOME TAXES

As of July 31, 2014, the Company has an estimated net operating loss carryforward for tax purpose of $169,689. This amount may be applied against future federal taxable income and expires in 2028.

As management of the Company cannot determine that it is more likely than not that the Company will realize the benefit of the deferred tax asset, a valuation allowance equal to the deferred tax asset has been established as at July 31, 2013 and for the year ended July 31, 2014. The significant components of the deferred tax asset as at July 31, 2013 and July 31, 2014 are as follows:

-
	2014	2013
Net Operating loss carryforwards	$ -	$ 55,661
Valuation allowance	-	(55,661)
Net Deferred Tax asset	$ -	$ -

NOTE 6– SHAREHOLDERS’ LOANS

An officer has loaned the Company $15,937, without a fixed term of repayment.

NOTE 7– SUBSEQUENT EVENTS

There have been no subsequent events since July 31, 2014 through the date of this filing.