Form 10-Q
period 2014-10-31
Gold Dynamics Corp.
filed 2014-12-15
CIK 1371534

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2014

or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the transition period from _____________________

Commission File No. 333-136981

Gold Dynamics Corp.

(Name of small business issuer in its charter)

Nevada

(State of Incorporation)

N/A

(I.R.S. Employer Identification No.)

2248 Meridian Blvd. Ste H Minden, NV 89423

(Address of principal executive offices)

949-419-6588

(Registrant's telephone number, including area code)

N/A

(Former name, address and fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X]Yes [ ]No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.045 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ]Yes [X]No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]

Accelerated filer [ ]

Non-accelerated filer [ ]

Small Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

[ ]Yes [X]No

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at December 12, 2014 was 148,850,000 shares.

Part I - FINANCIAL INFORMATION

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets

	October 31, 2014	July 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -
TOTAL CURRENT ASSETS	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Note Payable	$ 77,752	$ 77,752
Shareholder Loan	$ 15,937	$ 15,937
TOAL CURRENT LIABILITIES	$ 93,689	$ 93,689

Stockholders' Equity
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	$ -	$ -
Common stock, $0.001 par value, Authorized : 500,000,000, common shares 148,850,000 shares issued and outstanding.	$ 11,100	$ 11,100
Additional paid in capital	$ 64,900	$ 64,900
(Deficit) accumulated during the development stage	$ (169,689)	$ (169,689)

TOTAL STOCKHOLDERS' DEFICIT	$ (93,689)	$ (93,689)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations

For The Three Months Ended
	October 31, 2014	October 31, 2013	April 17, 2006 (Inception) to October 31, 2014

Revenue
Sales	$ -	$ -	$ -
Total Income	$ -	$ -	$ -

General and Administration Expenses
Professional Fees	$ -		$ 111,015
Consultation Fees			$ 27,000
Management Fees			$ 1,355
Filing Fee			$ 9,083
Rent			$ 14,700
Advertising and Promotion Expenses			$ 1,495
Bank charges and interest		$ 202	$ 5,041
	$ -	$ 202	$ 169,689

Net (loss) for the period	$ -	$ (202)	$ (169,689)

Net (loss) per share
Basic and diluted	$ -	$ (0.0000)	$ (0.0011)

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	148,850,000	148,850,000	148,850,000

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows

April 17, 2006
	For the Three Months Ended		(Inception) to
	October 31, 2014	October 31, 2013	October 31, 2014

Cash flow from Operating Activities
Net loss	$ -	$ (202)	$ (169,689)

Adjustments to reconcile net loss to net cash
used in operating activities:	$ -	$ -
Accrued Interest
Notes Payable			$ 77,752
Net cash used for operating activities	$ -	$ (202)	$ (91,937)

Financing Activities
Additional Paid in Capital	$ -	$ 202	$ 64,900
Proceeds from shareholder loan	$ -	$ -	$ 15,937
Proceeds from sale of common stock	$ -	$ -	$ 11,100
Net cash provided by financing activities	$ -	$ 202	$ 91,937

Net change in cash	$ -	$ -	$ -

Cash, Beginning of Period	$ -	$ -	$ -

Cash, End of Period	$ -	$ -	$ -

See Accompanying Notes to Financial Statements

 GOLD DYNAMICS CORP.

NOTES TO THE FINANCIAL STATEMENTS

October 31, 2014

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

The Financial Statements and related disclosures as of October 31, 2014 are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The October 31, 2014, Balance Sheet data was derived from unaudited financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the period. These financial statements should be read in conjunction with the financial statements included in our Quarterly Report for the period ended October 31, 2014. Unless the context otherwise requires, all references to “Gold Dynamics,” “we,” “us,” “our” or the “company” are to Gold Dynamics Corp. and any subsidiaries.

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

As of October 31, 2014 there were no outstanding stock options or warrants.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended October 31, 2014. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

COMPANY OVERVIEW

Gold Dynamics Corp.'s primary operations began in April 2006. Gold Dynamics Corp. is an emerging precious metals explorer focused on under explored regions of the world that is seeking to grow shareholder value by building gold and silver mineral resources through systematic exploration. The Company has brought together a highly experienced board and management team consisting of capable professionals with significant development and mine management experience.

Gold Dynamics Corp. seeks to identify, acquire, and develop deposits which have the potential to be world class and in an acceptable risk environment. Social responsibility and environmental stewardship are core values of the Company.

RESULTS OF OPERATIONS

The Company experienced general and administration expenses of $0 and $202 for the three months ended October 31, 2014 and 2013, respectively. The decrease in general and administration expenses for this period are attributed to a decrease in professional, consultation and filings fees.

For the three month period ended October 31, 2014, the net loss of the Company is $0.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended October 31, 2014, the Company had no working capital needs. As of October 31, 2014, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended October 31, 2014 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized December 12, 2014.

December 12, 2014

/s/ Tie Ming Li

Mr. Tie Ming Li, President