Form 10-Q
period 2015-04-30
Gold Dynamics Corp.
filed 2015-06-12
CIK 1371534

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2015

or

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

[ ]Yes [X]No

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at April 30, 2015 was 148,850,000 shares.

Part I - FINANCIAL INFORMATION

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets

	April 30, 2015	July 31, 2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -
TOTAL CURRENT ASSETS	$ -	$ -

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities
Accounts Payable	$ 79,477	$ 77,752
Shareholder Loan	$ 15,937	$ 15,937
TOAL CURRENT LIABILITIES	$ 95,414	$ 93,689

Stockholders' Equity
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	$ -	$ -
Common stock, $0.001 par value, Authorized : 500,000,000, common shares 103,250,000 shares issued and outstanding	$ 11,100	$ 11,100
Additional paid in capital	$ 64,900	$ 64,900
(Deficit) accumulated during the development stage	$ (171,414)	$ (169,689)

TOTAL STOCKHOLDERS' DEFICIT	$ (95,414)	$ (93,689)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations (Unaudited)

	For Three Months Ended		For Nine Months Ended		April 17, 2006 (Inception) to
	April 30,	April 30,	April 30,	April 30,	April 30,
	2015	2014	2015	2014	2015

Revenue
Sales	$ -	$ -	$ -	$ -	$ -
Total Income	$ -	$ -	$ -	$ -	$ -

General and Administration Expenses
Professional Fees	$ 475	$ 3,200	$ 1,725	$ 5,700	$ 112,740
Consultation Fees					$ 27,000
Management Fees					$ 1,355
Filing Fee					$ 9,083
Rent					$ 14,700
Advertising and Promotion Expenses					$ 1,495
Bank charges and interest				$ 202	$ 5,041
	$ 475	$ 3,200	$ 1,725	$ 5,902	$ 171,414

Net (loss) for the period	$ (475)	$ (3,200)	$ (1,725)	$ (5,902)	$ (171,414)

Net (loss) per share
Basic and diluted	$ (0.0000)	$ (0.0000)	$ (0.0000)	$ (0.0000)	$ -

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	148,850,000	148,850,000	148,850,000	148,850,000

See Accompanying Notes to Financial Statements.

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Nine Months Ended		April 17, 2006 (Inception) to
	April 30,	April 30,	April 30,
	2015	2014	2015

Cash flow from Operating Activities
Net loss	$ (1,725)	$ (5,902)	$ (171,414)

Adjustments to reconcile net loss to net cash
used in operating activities:	$ -	$ -
Accrued Interest
Accounts Payable	$ 1,725	$ 5,700	$ 79,477
Shareholder loan	$ -	$ -	$ 15,937

Net cash used for operating activities	$ -	$ (202)	$ (76,000)

Financing Activities
Additional Paid in Capital	$ -	$ 202	$ 64,900
Proceeds from sale of common stock	$ -	$ -	$ 11,100
Net cash provided by financing activities	$ -	$ 202	$ 76,000

Net change in cash	$ -	$ -	$ -

Cash, Beginning of Period	$ -	$ -	$ -

Cash, End of Period	$ -	$ -	$ -

See Accompanying Notes to Financial Statements

 GOLD DYNAMICS CORP.

NOTES TO THE FINANCIAL STATEMENTS

April 30, 2015

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

The Financial Statements and related disclosures as of April 30, 2015 are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The April 30, 2015, Balance Sheet data was derived from unaudited financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the period. These financial statements should be read in conjunction with the financial statements included in our Quarterly Report for the period ended January 31, 2015. Unless the context otherwise requires, all references to “Gold Dynamics,” “we,” “us,” “our” or the “company” are to Gold Dynamics Corp. and any subsidiaries.

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

As of April 30, 2015 there were no outstanding stock options or warrants.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended April 30, 2015. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

RESULTS OF OPERATIONS

The Company experienced general and administration expenses of $1725 and $5700 for the nine months ended April 30, 2015 and 2014, respectively. The decrease in general and administration expenses for this period are attributed to a decrease in professional fees.

For the nine month period ended April 30, 2015, the net loss of the Company is $1725.

LIQUIDITY AND CAPITAL RESOURCES

During the nine month period ended April 30, 2015, the Company had no working capital needs. As of April 30, 2015, the Company has cash on hand in the amount of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended April 30, 2015 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 11, 2015.

/s/ Tie Ming Li

Mr. Tie Ming Li, President