Form 10-K
period 2015-07-31
Gold Dynamics Corp.
filed 2015-11-12
CIK 1371534

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10 - K

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Period year ended July 31, 2015

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

Yes [ ] No [X]

The aggregate market value of Gold Dynamics Common Stock owned by non-affiliates as of November 10, 2015 was $223,275.

Number of shares of each class of Gold Dynamics capital stock outstanding as of November 10, 2015: 148,850,000 shares of common stock

GOLD DYNAMICS CORP.

FORM 10-K

For the Fiscal Year ended July 31, 2015

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

Risks associated with Gold Dynamics Corp.:

1. Our auditors have issued a going concern opinion. This means we may not be able to achieve our objectives and may have to suspend or cease operations. Our auditors have issued a going concern opinion as at July 31, 2015. This means that there is substantial doubt that we can continue as an ongoing business without additional financing and/or generating profits. If we are unable to do so, we will have to cease operations and you will lose your investment.

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

As of July 31, 2015, the Company does not retain a legal counsel.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fiscal period ended July 31, 2015.

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

There are no outstanding options or warrants or convertible securities to purchase our common equity.

The Company has never issued securities under and does not have any equity compensation plan.

ITEM 6: SELECTED FINANCIAL DATA

	As of	As of
	July 31, 2015	July 31, 2014
Balance Sheet

Total Assets	$-	$-
Total Liabilities	$98,064	$93,689
Stockholders Equity (Deficit)	$(98,064)	$(93,689)

	For the	For the
	Year ended	Year ended
	July 31, 2015	July 31, 2014
Income Statement
Revenues	$ -	$ -
Total Expenses	$4,375	$7,255
Net Loss$	$(4,375)	$(7,255)

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

Revenues

There were no revenues generated for the fiscal period ended July 31, 2015 and no revenues have been earned by the Company since it's inception.

General & Administrative Expenses

General and administrative expenses totaled $4,375 for the fiscal year ended July 31, 2015. This is compared to general and administrative expenses totaling $7,255 for the fiscal year ended July 31, 2014. This decrease in general and administrative expenses is largely attributed to a decrease in fees paid for professional services and consulting fees.

We experienced a net loss of $4,375 for the fiscal year ended July 31, 2015 compared to a net loss of $7,255 for the fiscal year ended July 31, 2014.

Liquidity and Capital Resources

As of July 31, 2015, the Company had cash of $0. Management does not expect that the current level of cash on hand will be sufficient to fund our operation for the next twelve month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Part III

ITEM 9: CHANGES IN DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

The Financial Statements of the Company have been audited by David Hillary, CPA, P.C. for the fiscal year ended July 31, 2015. There have been no changes in or disagreements with David Hillary, CPA, P.C. on accounting and financial disclosure matters at any time.

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

Managements Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Our management assessed the effectiveness of our internal control over financial reporting as of July 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control Integrated Framework. Based on our assessment we believe that, as of July 31, 2015, our internal control over financial reporting was effective based on those criteria.

Changes in Internal control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting through the date of this report or during the quarter ended July 31, 2015, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The name, age, and position of our present officers and directors are set forth below:

Name Age Position Held

Tie Ming Li 45 President, Principal Executive Officer, Principal Financial Officer, Principal Accounting Officer, Treasurer, Secretary, and Director

Each director serves until our next annual meeting of the stockholders or unless they resign earlier. The Board of Directors elects officers and their terms of office are at the discretion of the Board of Directors.

Background of officers and directors

Tie Ming Li is a successful entrepreneur in the hospitality and spirits industry and for the past six years, has owned and managed several restaurants and nightclub establishments in the province of Shandong, China.

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

SECTION 16(A) BENEFICIAL OWNER REPORTING COMPLIANCE

Section 16(a) of the Securities and Exchange Act of 1934 requires that the Company's directors, executive officers, and persons who own more than 10% of registered class of the Company's equity securities, or file with the Securities and Exchange Commission (SEC), initial reports of ownership and report of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than 10% beneficial owners are required by SEC regulation to furnish the Company with copies of all Section 16(a) reports they file. As of the fiscal year ending July 31, 2015, Form 3 reports were not timely filed by Tie Ming Li, the Company's President.

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

Summary Compensation Table

					Long Term Compensation
	Annual Compensation				Awards		Payouts
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)
Name and Principal Position (1)	Year	Salary($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Award(s) ($)	Securities Underlying Options/SARSs (#)	LTIP Payouts ($)	All Other Compensation ($)
	2015	0	0	0	0	0	0	0
Tie Ming Li	2014	0	0	0	0	0	0	0
President, Treasurer, Secretary, and Director	2013	0	0	0	0	0	0	0
	2012	0	0	0	0	0	0	0
	2011	0	0	0	0	0	0	0
	2010	0	0	0	0	0	0	0
	2009	0	0	0	0	0	0	0
Gary Westbrook President, Secretary and Director	2008	0	0	0	0	0	0	0
William Deal Director	2008	0	0	0	0	0	0	0
Jianbin Chen President, Secretary, Treasurer, Director	2008	0	0	0	0	0	0	0
	2007	0	0	0	0	0	0	0
	2006	0	0	0	0	0	0	0

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

All officers and directors as a Group (1 person) 65.5%

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

2015 - $ 1,555 David L. Hillary, Jr., CPA, CITP, MBA

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

2015 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2014 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2013 - $0 Kenne Ruan, CPA

2012 - $0 Stan Lee CPA, CMA

2011 - $0 Stan Lee CPA, CMA

3) Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountant for tax compliance, tax advice, and tax planning was:

2015 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2014 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2013 - $0 Kenne Ruan, CPA

2012 - $0 Stan Lee CPA, CMA

2011 - $0 Stan Lee CPA, CMA

4) All Other Fees

The aggregate fees billed in each of the last two fiscal years for the products and services provided by the principal accountant, other than the services reported in paragraphs (1), (2), and (3) was:

2015 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2014 - $0 David L. Hillary, Jr., CPA, CITP, MBA

2013 - $0 Kenne Ruan, CPA

2012 - $0 Stan Lee CPA, CMA

2011 - $0 Stan Lee CPA, CMA

Gold Dynamics Corp.

Financial Statements

July 31, 2015 and 2014

Balance Sheets

F-1

Statements of Operations

F-2

Statements of Stockholders’ Equity ( Deficit)

F-3

Statement of Cash Flows

F-4

Notes to Financial Statements

F-5

Gold Dynamics Corp.

(A Development Stage Company)

Report of Independent Registered Public Accountant

To the Board of Directors and Shareholders of:

Gold Dynamics Corp.

2248 Meridian Boulevard, Suite H

Minden, NV 89423

We have audited the accompanying balance sheets of Gold Dynamics Corp. (a Nevada corporation) as of July 31, 2015, and the related statements of operations, stockholders' equity, and cash flows for the period then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of July 31, 2015. The results of its operations and its cash flows are in conformity with U.S. generally accepted accounting principles.

We retain serious doubt that the company can continue as a going concern for the next twelve months unless additional capital can be obtained or revenues generated.

Respectfully,

/s/ David L. Hillary, Jr.

David L. Hillary, Jr., CPA, CITP

Indianapolis, Indiana

October 29, 2015

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 10th of November, 2015

Gold Dynamics Corp.

(Registrant)

By: /s/ Tie Ming Li

Tie Ming Li

President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature Title Date /s/ Tie Ming Li President, CEO, Secretary, November 10, 2015

Tie Ming Li Treasurer and Director

F-1

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets
As at July 31, 2015 and 2014

	July 31,	July 31,
	2015	2014
	(Audited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$ -	$ -

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accured Liabilities	$ 3,900	$ -
Shareholder Loan	-	-
TOAL CURRENT LIABILITIES	3,900	-

Long Term Liabilities
Note Payable	$ 78,227	$ 77,752
Shareholder Loan	15,937	15,937
TOAL LONG TERM LIABILITIES	98,064	93,689

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, Authorized : 500,000,000, common shares 103,250,000 shares issued and outstanding as of July 31, 2015 and 2014	11,100	11,100

Additional paid in capital	64,900	64,900

(Deficit) accumulated during the development stage	(174,065)	(169,689)

TOTAL STOCKHOLDERS' DEFICIT	(98,064)	(93,689)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See Accompanying Notes to Financial Statements

F-2

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations
For the Year Ended July 31, 2015 and 2014

	For the Year Ended	For the Year Ended
	July 31,	July 31,
	2015	2014

General and Administration Expenses
Professional Fees	$ 4,375	$ 7,255
Bank charges and interest	-	-
	4,375	(7,255)

Net (loss) for the period	$ (4,375)	$ (7,255)

Net (loss) per share
Basic and diluted	$ -	$ -

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	103,250,000	103,250,000

See Accompanying Notes to Financial Statements

F-3

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows
For the Year Ended July 31, 2015 and 2014

	For the Year Ended Year Ended
	July 31,	July 31,
	2015	2014

Cash flow from Operating Activities
Net loss	$ (4,375)	$ (7,255)

Adjustments to reconcile net loss to net cash
used in operating activities:	-	-
Imputed interest
Changes in:
Long Term Debt	-	-
Accounts payable and accrued liabilities	3,900	-
Net cash used for operating activities	(475)	7,255

Financing Activities
Proceeds from Note Payable	475	7,255
Additional Paid in Capital	-	-
Proceeds from shareholder loan	-	-
Net cash provided by financing activities	475	7,255

Net change in cash	-	-

Cash, Beginning of Period	-	-

Cash, End of Period	$ -	$ -

See Accompanying Notes to Financial Statements

F-4

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Stockholders' Equity (Deficit)
From April 17, 2006 (Inception) to July 31, 2014
	Common Stock	Common Stock	Additional	Deficit Accumulated During the	Total Stockholder's
	Shares	Amount	Paid In Capital	Development Stage	Equity (Deficit)

Balances - April 17, 2006	-	$ -	$ -	$ -	$ -
Proceeds from issuance of founders shares	37,500,000	37,500	(32,500)	-	5,000

Net Loss for the period ended July 31, 2006	-	-	-	(2,825)	(2,825)

Balance, July 31, 2006	37,500,000	37,500	(32,500)	(2,825)	2,175

Proceeds from issuance of common stock	15,750,000	15,750	5,250	-	21,000
Net Loss for the period ended July 31, 2007	-	-	-	(27,227)	(27,227)

Balances - July 31, 2007	53,250,000	7,100	18,900	$ (30,052)	$ (4,052)

Imputed interest on shareholder loan			-

Net Loss for the period ended July 31, 2008	-	-	-	(17,973)	(17,973)

Balances - July 31, 2008	53,250,000	7,100	18,900	$ (48,025)	(22,025)

Imputed interest on shareholder loan			-

Net Loss for the period ended July 31, 2009	-	-	-	(7,682)	(7,682)

Balances - July 31, 2009	53,250,000	7,100	18,900	(55,707)	(29,707)

Proceeds from issuance of common stock	4,000,000	4,000	46,000	-	-
Revised for Stock Split 2.6:1	91600000
Imputed interest on shareholder loan			-
Net Loss for the period ended July 31, 2010	-	-	-	(47,711)	(47,509)

Balances - July 31, 2010	148,850	11,100	64,900	(103,418)	(27,418)

Imputed interest on shareholder loan			-

Net Loss for the period ended July 31, 2011				$ (5,658)	$ (5,658)

Balances - July 31, 2011	148,850	$ 11,100	$ 64,900	$ (109,076)	$ (33,076)

Imputed interest on shareholder loan			-

Net Loss for the period ended July 31, 2012				$ (27,164)	$ (27,164)

Balances - July 31, 2012	148,850	$ 11,100	$ 64,900	$ (136,240)	$ (60,240)

Imputed interest on shareholder loan			-

Net Loss for the period ended July 31, 2013				$ (26,194)	$ (26,194)

Balances - July 31, 2013	148,850	$ 11,100	$ 64,900	$ (162,434)	$ (86,232)

Imputed interest on shareholder loan			-

Net Loss for the period ended July 31, 2014				$ (7,255)	$ (7,255)

Balances - July 31, 2014	148,850	$ 11,100	$ 64,900	$ (169,689)	$ (93,487)

Imputed interest on shareholder loan

Net Loss for the period ended July 31, 2015				$ (4,375)	$ (4,375)

Balances - July 31, 2015	148,850	$ 11,100	$ 64,900	$ (174,064)	$ (97,862)

See Accompanying Notes to financial Statements

F-5

Gold Dynamics Corp.

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended July 31, 2015

Note 1: Organization and Basis of Presentation

Gold Dynamics Corp. (the “Company”) is a for profit corporation established under the corporation laws in the State of Nevada, United States of America in April, 2006.

The Company's primary operations began in April 2006 with an e-commerce focus and intends to become a producer of vitamin infused alcoholic beverages. As part of the change in operations, the Company has undergone a name change from Revo Ventures Inc. to Vita Spirits Corp to Gold Dynamics Corp. to better reflect the Company's new focus.

The financial statements of the Company have been prepared in accordance with generally accepted accounting principles in the United States of America. The Financial Statements and related disclosures as of July 31, 2015 and 2014 are audited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). Unless the context otherwise requires, all references to “Gold Dynamics,” “we,” “us,” “our” or the “company” are to Gold Dynamics Corp. and any subsidiaries.

The Company’s fiscal year ends July 31.

Note 2: Significant Accounting Policies and Recent Accounting Pronouncements

Use of Estimates and Assumptions

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.

Due to the limited level of operations, the Company has not had to make material assumptions or estimates other than the assumption that the Company is a going concern.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Fair Value of Financial Instruments

ASC 825, “Disclosures about Fair Value of Financial Instruments”, requires disclosure of fair value information about financial instruments. ASC 820, “Fair Value Measurements” defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2015.

The respective carrying values of certain on-balance-sheet financial instruments approximate their fair values. These financial instruments include cash, accrued liabilities and notes payable. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature and their carrying amounts approximate fair value.

Basic and Diluted Loss Per Share

The Company computes earnings (loss) per share in accordance with ASC 260-10-45 “Earnings per Share”, which requires presentation of both basic and diluted earnings per share on the face of the statement of operations. Basic earnings (loss) per share is computed by dividing net earnings (loss) available to common stockholders by the weighted average number of outstanding common shares during the period. Diluted earnings (loss) per share gives effect to all dilutive potential common shares outstanding during the period. Dilutive earnings (loss) per share excludes all potential common shares if their effect is anti-dilutive. The Company has no potential dilutive instruments, and therefore, basic and diluted earnings (loss) per share are equal.

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

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

Note 5: Debt

Loans have been made by an unrelated third party equal to the operating deficits as they are incurred. The loans are without interest or a fixed term of repayment. The loans are due on demand.

Note 6: Related Party Transactions

An officer and shareholder has made loans to the Company of $15,937 beginning on July 31, 2007 without a fixed term of repayment. Interest has been waived during the development phase.

Note 7: Capital Stock

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

As of July 31, 2015 there were no outstanding stock options or warrants.

Note 8: Income Taxes

The company has not commenced operations and has not generated any revenue and has not made a provision for income taxes.

The Company does not have any material uncertainties with respect to its provisions for income taxes.

Note 9: Going Concern

The accompanying financial statements and notes have been prepared assuming that the Company will continue as a going concern.

For the fiscal year ended July 31, 2015, the Company had an accumulated deficit or $174,064.

The Company has no significant assets or operating activity as of July 31, 2015. There are no assurances that the Company will be able to either (1) consummate a business combination transaction with a privately-owned business seeking to become a public company; (2) if successful, achieve a level of revenues adequate to generate sufficient cash flow from operations; or (3) obtain additional financing through either private placement, public offerings and/or bank financing necessary to support the Company's current working capital requirements.  To the extent that funds generated from any private placements, public offerings and/or bank financing are insufficient to support the Company, the Company will have to raise additional working capital.  No assurance can be given that additional financing will be available, or if available, will be on terms acceptable to the Company.  If adequate working capital is not available, the Company may not continue its operations.

The Company's ultimate continued existence is dependent upon its ability to generate sufficient cash flows from operations or other sources to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company’s articles of incorporation authorize the issuance of up to 750,000,000 shares of preferred stock and 900,000,000 shares of common stock.  The Company’s ability to issue preferred stock may impede a potential takeover of the Company, which takeover may be in the best interest of stockholders.  The Company’s ability to issue these authorized but unissued securities may also negatively impact the ability to raise additional capital through the sale of debt or equity securities.

The Company anticipates future sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity.  However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

It is the belief of management and significant stockholders that they will provide sufficient working capital necessary to support and preserve the integrity of the corporate entity. There is no legal obligation for either management or significant stockholders to provide additional future funding.  Further, the Company is at the mercy of future economic trends and business operations for the Company’s majority stockholder to have the resources available to support the Company.  Should this pledge fail to provide adequate financing, the Company has not identified any alternative sources.

If no additional operating capital is received during the next twelve months, the Company will be forced to rely on existing cash on hand and upon additional funds loaned by management and/or significant stockholders to preserve the integrity of the corporate entity at this time.  In the event, the Company is unable to acquire advances from management and/or significant stockholders, the Company’s ongoing operations would be negatively impacted. While the Company is of the opinion that good faith estimates of the Company’s ability to secure additional capital in the future to reach our goals have been made, there is no guarantee that the Company will receive sufficient funding to sustain operations or implement any future business plan steps. However, should the controlling stockholder fail to provide financing, the Company has not identified any alternative sources. Consequently, there is substantial doubt about the Company's ability to continue as a going concern.

Note 10: Subsequent Events

The Company has evaluated events subsequent to the date these financial statements have been issued to assess the need for potential recognition or disclosure in this report. Such events were evaluated through the date these financial statements were available to be issued and determined that no subsequent events require disclosure.