Form 10-Q
period 2017-01-31
Gold Dynamics Corp.
filed 2017-06-21
CIK 1371534

U.S. Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended January 31, 2017

or

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

[ ] Yes [X]No

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at January 31, 2017 was 103,250,000 shares.

Part I - FINANCIAL INFORMATION

Gold Dynamics Corp.
(A Development Stage Company)
Balance Sheets

	January 31,	July 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and Cash Equivalents	$-	$-

TOTAL CURRENT ASSETS	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
Accounts Payable and Accured Liabilities	$3,000	$3,000
TOAL CURRENT LIABILITIES	3,000	3,000

Long Term Liabilities
Long Term Debt	$79,477	$79,477
Shareholder Loan	15,937	15,937
TOAL LONG TERM LIABILITIES	95,414	95,414

Stockholders' Deficit
Preferred Stock, $0.001 par value
50,000,000 authorized, none issued and outstanding	-	-

Common stock, $0.001 par value, Authorized : 500,000,000, common shares 103,250,000 shares issued and outstanding	11,100	11,100

Additional paid in capital	64,900	64,900

(Deficit) accumulated during the development stage	(174,414)	(174,414)

TOTAL STOCKHOLDERS' DEFICIT	(98,414)	(98,414)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$-

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Operations

	For the Three Months Ended		For the Six Months Ended		From April 17, 2006 (Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2017	2016	2017	2016	2017

General and Administration Expenses
Professional Fees	$-	$-	$-	$1,250	$116,640
Consultation Fees					$27,000
Management Fees					$1,355
Filing Fee					$9,083
Rent Expnese					$14,700
Advertising, Promotion Expenses					$1,495
Bank charges and interest					$5,041
	-	-	-	1,250	175,314
Other Incoem /Expense
Loan Write Off	-	-	-	900	900

Net (loss) for the period	$-	$-	$-	$(350)	$(174,414)

Net (loss) per share
Basic and diluted	$-	$-	$-	$-	$-

Weighted Average Number of Common
Shares Outstanding - Basic and Diluted	148,850,000	148,850,000	148,850,000	148,850,000

See Accompanying Notes to Financial Statements

Gold Dynamics Corp.
(A Development Stage Company)
Statements of Cash Flows

	For the Three Months Ended		For the Six Months Ended		From April 17, 2006 (Inception) to
	January 31,	January 31,	January 31,	January 31,	January 31,
	2017	2016	2017	2016	2017

Cash flow from Operating Activities
Net loss	$-			$(350)	$(174,414)

Adjustments to reconcile net loss to net cash
used in operating activities:	-	-		-	-
Imputed interest
Changes in:
Long Term Debt	-			-
Accounts payable and accrued liabilities	-	(1,250)		(900)	3,000
Net cash used for operating activities	-	(1,250)	-	(1,250)	(171,414)

Financing Activities
Long Term Debt	-	1,250		1,250	79,477
Additional Paid in Capital	-	-	-	-	64,900
Proceeds from Sale Common Stock					11,100
Proceeds from shareholder loan	-	-	-	-	15,937
Net cash provided by financing activities	-	1,250	-	1,250	171,414

Net change in cash	-	-	-	-	-

Cash, Beginning of Period	-	-	-	-	-

Cash, End of Period	$-	$-	$-	$-	$-

GOLD DYNAMICS CORP.

NOTES TO THE FINANCIAL STATEMENTS

January 31, 2017

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

The Financial Statements and related disclosures as of January 31, 2017 are unaudited pursuant to the rules and regulations of the United States Securities and Exchange Commission (“SEC”). The January 31, 2017, Balance Sheet data was derived from unaudited financial statements and does not include all disclosures required by accounting principles generally accepted in the United States of America (“U.S.”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”) have been condensed or omitted pursuant to such rules and regulations. In our opinion, these financial statements include all adjustments (consisting only of normal recurring adjustments) necessary for the fair statement of the results for the period. These financial statements should be read in conjunction with the financial statements included in our Quarterly Report for the period ended October 31, 2016. Unless the context otherwise requires, all references to “Gold Dynamics,” “we,” “us,” “our” or the “company” are to Gold Dynamics Corp. and any subsidiaries.

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

The number of shares outstanding of the Registrant's common stock, par value $.001 per share, at January 31, 2017 was 103,250,000 shares.

As of January 31, 2017 there were no outstanding stock options or warrants.

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

CAUTION ABOUT FORWARD-LOOKING STATEMENTS

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the quarter ended January 31, 2017. Because of the nature of a relatively new and growing company the reported results will not necessarily reflect the future.

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

RESULTS OF OPERATIONS

The Company experienced general and administration expenses of $nil and $nil for the three months ended January 31, 2017 and 2016, respectively.

For the three-month period ended January 31, 2017, the net loss of the Company is $nil.

LIQUIDITY AND CAPITAL RESOURCES

During the three-month period ended January 31, 2017, the Company had no working capital needs. As of January 31, 2017, the Company has cash on hand in the amount of $nil. Management does not expect that the current level of cash on hand will be sufficient to fund our operations for the next twelve-month period. In the event that additional funds are required to maintain operations, our officers and directors have agreed to advance us sufficient capital to allow us to continue operations. We may also be able to obtain loans from our shareholders, but there are no agreements or understandings in place currently.

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

Changes in Internal Control over Financial Reporting

In addition, our management with the participation of our Principal Executive Officer and Principal Financial Officer have determined that no change in our internal control over financial reporting occurred during or subsequent to the quarter ended January 31, 2017 that has materially affected, or is (as that term is defined in Rules 13(a)-15(f) and 15(d)-15(f) of the Securities Exchange Act of 1934) reasonably likely to materially affect, our internal control over financial reporting.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized June 19, 2017.

/s/ Tie Ming Li

Mr. Tie Ming Li, President